Form 10-Q
period 1997-09-27
DELTA MILLS INC
filed 1997-11-12
CIK 1046860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1997

OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File number  333-376-17

                    DELTA MILLS, INC.
(Exact name of registrant as specified in its charter)


	                     DELAWARE                    13-2677657
	        (State or other jurisdiction of				   (I.R.S. Employer
	        Incorporation or organization)			   Identification No.)


	233 North Main Street
	Hammond Square, Suite 200
	Greenville, South Carolina             		          29601
	(Address of principal executive offices)		       (Zip Code)


                        864\232-8301
		   Registrant's telephone number, including area code

                                 Not Applicable
        Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes       No  X  .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value--   100 shares as of  November 10, 199

                                    						INDEX

DELTA MILLS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                                                  Page


	Condensed consolidated balance sheets--
	September 27, 1997 and June 28, 1997                            	 3-4

	Condensed consolidated statements of income --
	Three months ended September 27, 1997 and
	September 28, 1996                                                  5

	Condensed consolidated statements of cash
	flows-- Three months ended September 27, 1997
	and September 28, 1996	                                             6

	Notes to condensed consolidated financial
	statements--September 27, 1997                                     	7

Item 2.	Management's Discussion and Analysis of
       	Financial Condition and Results of Operations             	8-9

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk                                           10

Part II.  OTHER INFORMATION


Item 1.	Legal Proceedings	                                          11

Item 2.	Changes in Securities and Uses of Proceeds	                 11

Item 3.	Defaults upon Senior Securities	                            11

Item 4.	Submission of Matters to a Vote of Security
       	Holders	                                                    11

Item 5.	Other Information	                                          11

Item 6.	Exhibits and Reports on Form 8-K                        	11-13


SIGNATURES                                                         	14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DELTA MILLS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
                                           			September 27,  	     June 28,
                                       			       1997       	        1997
                                           			(Unaudited)
                                                     			(In thousands)
ASSETS

CURRENT ASSETS
	Cash and cash equivalents                    	$      578	$          1,095

	Accounts receivable:
	   Factor                                        	81,580          	83,676
	   Customers                                     	21,713          	19,989
    Affiliates	                                     4,355	           2,953
                                                		107,648         	106,618
		Less allowances for doubtful
    accounts and returns                              706            1,003
                                               			106,942         	105,615

	Inventories
 		 Finished goods                                	17,151          	13,160
	 	 Work in process                               	54,224          	52,283
		  Raw materials and supplies                 	   12,262	          11,752
                                                			83,637	          77,195
Deferred income taxes and other current assets      3,460            3,553

             TOTAL CURRENT ASSETS	                194,617	         187,458

PROPERTY, PLANT AND EQUIPMENT
 	Cost	                                           277,279         	276,193
  Less accumulated depreciation	                  123,773	         118,641
                                               			153,506         	157,552
 OTHER ASSETS	                                      5,349

                                              			$353,472	        $345,010


DELTA MILLS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS--Continued

                                             		September 27, 	     June 28,
                                        			       1997      	        1997
                                          			 (Unaudited)


LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES
	Trade accounts payable                        	$  32,615         	$  31,597
	Accrued and sundry liabilities                   	16,533	            14,728
	Payable to affiliates	                             5,628	            58,469

                  TOTAL CURRENT LIABILITIES	       54,776	           104,794

LONG-TERM DEBT, less current portion             	215,000           	210,189

DEFERRED INCOME TAXES	                             16,547	            16,547

OTHER LIABILITIES AND DEFERRED CREDITS	             5,981	             5,636

SHAREHOLDERS' EQUITY
	Common Stock, par value $.01--
	    authorized 3,000 shares, issued
	    and outstanding 100 shares

	Additional paid-in capital                       	51,792             	2,134
	Retained earnings	                                 9,376	             5,710

          TOTAL SHAREHOLDER'S EQUITY	              61,168	             7,844

COMMITMENTS AND CONTINGENCIES
                                              			$353,472          	$345,010




See notes to condensed consolidated financial statements


DELTA MILLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                      	           Three Months Ended
                                            September 27,     September 28,
                                      	         1997        	     1996


Net sales	                                  $  119,931     	 $    99,939
Cost of goods sold                             103,111	           86,751
Gross profit on sales                          	16,820           	13,188
Selling, general and administrative expenses	    6,562	            5,808
Other income (expense)	                             15	              (25)

   		 OPERATING PROFIT	                         10,273            	7,405

Interest expense (income):
	Interest expense                               	4,323	            3,426
	Interest (income)	                                (15)	             (15)
			                                              4,308	            3,411

	INCOME BEFORE INCOME TAXES                     	5,965	            3,994

Income taxes	                                    2,299	            2,113

NET INCOME                                  $    3,666	       $    1,881

Net income per share	                       $    36.66	       $    18.81

Weighted average shares outstanding	               100	              100



See notes to condensed consolidated financial statements

DELTA MILLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                          	        Three Months Ended
                                            	September 27,	  September 28,
                                      			       1997              1996
                                               			   (In thousands)

OPERATING ACTIVITIES
  Net income                                	$      3,666	    $      1,881
  Depreciation                                     	5,131	           4,808
  Amortization                                        	57              	(7)
  Other		                                                              687
  Changes in operating assets and liabilities	    (15,352)	           (474)

NET CASH  PROVIDED (USED) BY OPERATING ACTIVITIES	 (6,498)	          6,895

INVESTING ACTIVITIES
  Property, plant and equipment
    purchases	                                     (1,517)         	(5,509)
  Other	                                                3

NET CASH (USED) BY INVESTING ACTIVITIES           	(1,514)         	(5,509)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit	          73,000
  Principal payments on revolving line of credit  	(8,000)
  Net proceeds from senior notes	                 144,588
  Repayment of amounts due to affiliate          (202,093)	        (1,384)


NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES    7,495	         (1,384)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    	(517)	             2
Cash and cash equivalents at beginning of period    1,095	             44

CASH AND CASH EQUIVALENTS AT END OF PERIOD	   $       578	  $          46




See notes to condensed consolidated financial statements

DELTA MILLS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 27, 1997

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited combined condensed financial statements of Delta Mills, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 27, 1997 are not necessarily indicative of the results that may be expected for the year ending June 27, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-4 (File No. 333-376-17).

The financial statements for the periods or portions of periods prior to August 2, 1997, consist of the combined accounts of Delta Mills, Inc. and the Delta Mills, Inc. marketing divisions of Delta Consolidated Corporation. On August 2, 1997, the assets of the Delta Mills, Inc. marketing divisions of Delta Consolidated Corporation were contributed to a new corporation, Delta Mills Marketing, Inc., a subsidiary of Delta Mills, Inc.

NOTE B-DEBT AND EQUITY

On August 25, 1997, the Company issued $150 million of unsecured ten-year senior notes at an interest rate of 9.625%, and obtained a secured five-year $100 million revolving line of credit. The net proceeds of the senior notes, the initial borrowings under the new revolving line of credit and a capital contribution of $49.7 million were used to repay the long-term debt and current
amounts payable to affiliate.   Other assets are deferred loan costs primarily
attributable to the unsecured senior notes. These costs are being amortized over the life of the debt.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Combined net sales for the first quarter of fiscal year 1998 were $119.9 million, as compared to $99.9 million for the first quarter of fiscal year 1997, an increase of 20.0%. Sales of the woven fabrics division were $88.6 million in the first quarter of fiscal year 1998 as compared to $72.1 million in the first quarter of fiscal year 1997, an increase of 22.9% resulting from an increase in unit sales and unit prices. Sales of woven fabrics to commercial accounts increased due both to increased capacity resulting from recent capital expenditures and to increased demand.
 Sales of woven government fabrics increased due to increased procurement activity. Sales of the knitted fabrics division were $31.3 million in the first fiscal quarter 1998 up from $27.8 million in the first quarter of fiscal year 1997, an increase of 12.6%. In the knitted fabrics division unit sales and unit prices increased, while yarn sales to related parties decreased.

Combined gross profit margin in the first quarter of fiscal year 1998 was 14.0%, as compared to 13.2% in the first quarter of fiscal year 1997, an improvement of 6.1 %. During the first quarter of fiscal year 1998, woven fabrics division gross profit totaled $17.0 million, as compared to $13.3 million in the first quarter of fiscal year 1997, an increaseof 27.8%. This gross profit increase was due principally to an increase in demand for both government and commercial fabrics supported by increased capacity in cotton fabric production. Gross margins in the knitted fabrics division showed small losses in both the most recent fiscal quarter and the same quarter a year ago.

During the first quarter of fiscal year 1998, selling, general and administrative expenses were $6.6 million, as compared to $ 5.8 million during the first fiscal quarter of 1997, an increase of 13.0 %.
As in past years, the Company has been able to control its selling, general and administrative expenses as a percentage of net sales. Expenses in this category increased on an absolute basis, however, they decreased to 5.5 % of net sales in the most recent fiscal quarter as compared to 5.8 % of net sales for the first fiscal quarter 1997.

Operating earnings for the first quarter of fiscal year 1998 were $10.3 million, as compared to $7.4 million in the first quarter of fiscal year 1997. Operating earnings in the woven fabrics division were $13.0 million in the first quarter of fiscal year 1998, an improvement of $3.2 million as compared to the division's operating earnings in the first quarter of fiscal year 1997. The knitted fabrics division showed an operating loss in the first quarter of fiscal year 1998 of $2.7 million compared to an operating loss of $2.4 million in the first quarter of fiscal year 1997.

During the first fiscal quarter 1998, net interest expense was $4.3 million, as compared to $3.4 million in the first fiscal quarter 1997. The increase in interest expense is primarily a result of the higher interest rates on the senior notes (9.625%) as compared to the lower average rate on intercompany debt (6.5%).

The estimated effective tax rate for the first fiscal quarter 1998 is 38.5 %, approximately the same as for the twelve months ended June 28, 1997.

Net income for the first fiscal quarter 1998 was $3.7 million, as compared to $1.9 million for the first fiscal quarter of 1997. The improvement was due to the factors described above.

On August 25, 1997, the Company issued $150 million of unsecured ten-year senior notes at an interest rate of 9.625%, and obtained a secured five-year revolving


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS-Continued

line of credit with maximum borrowings of $100 million (subject to a borrowing base requirement.) The net proceeds of the senior notes, the initial borrowings under the new revolving line of credit and a capital contribution of $49.7 million were used to repay the long-term debt and current amounts payable to affiliate. For additional information on the refinancing, see Note C in the Company's financial statements included in the Company's Registration Statement on Form S-4 (File No. 333-376-17.)

For certain textile plants in South Carolina, the Company expects to receive an amended Special Order by Consent requiring the plants to achieve compliance with certain environmental standards by November 1, 1998, instead of October 1, 1997. The Company believes that the required equipment upgrades will be completed within the extended time frame and all related penalties will be avoided.


The Company believes that cash flow generated by its operations and funds available under its new credit facility should be sufficient to service its debt, to satisfy its day-to-day working capital needs, and to fund its planned capital expenditures.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

	Not applicable.



PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings*

Item 2.	Changes in Securities*

Item 3.	Defaults upon Senior Securities and Uses of Proceeds*

Item 4.	Submission of Matters to a Vote of Security Holders*

Item 5.	Other Information*

Item 6.	Exhibits and Reports on Form 8-K

		(a)	Exhibits required by Item 601 of Regulation S-K

1.1		Credit Agreement dated as of August 25, 1997
among Delta Mills, Inc., as Borrower, certain subsidiaries of the Borrower from time to time party thereto, as guarantors, the several lenders from time to time party thereto, NationsBank, NA, as Administrative agent, and BNY Financial
Corporation, as Collateral Agent, together with forms of certain related instruments, agreements and documents (excluding schedules): Incorporated by reference to Exhibit 4.2.4 to Form 8-K/A of Delta
Woodside Industries, Inc. (File No. 1-10095) with date of September 25, 1997. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedules to such agreement upon request of the Commission.

4.1		Credit Agreement dated as of August 25, 1997
among Delta Mills, Inc., as Borrower, certain subsidiaries of the Borrower from time to time party thereto, as guarantors, the several Lenders from time to time party thereto, NationsBank, N.A., as Administrative Agent, and BNY Financial
Corporation, as Collateral Agent.

4.2		Indenture, dated as of August 25, 1997 with respect
to Delta Mills, Inc. $150,000,000 Series A and Series
B 9 5/8% Senior Notes due 2007, with The Bank of
New York, as Trustee, together with forms of certain related instruments, agreements and documents:
Incorporated by reference to Exhibit 4.2.6 to from 8-
K/A of Delta Woodside Industries, Inc. (File No. 1-
10095) with date of September 25, 1997.

4.3		The Company hereby agrees to furnish to the
commission upon request of the Commission a copy of any instrument with respect to long-term debt not being registered in a principal amount less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

10.2**		Delta Woodside Deferred Compensation Plan for
Key Employees:  Incorporated by reference to
Exhibit 10.6 to the Form 10-Q of Delta Woodside
Industries, Inc. (File No. 1-10095) for the fiscal quarter ended March 31, 1990.

10.3**		Incentive Stock Award Plan effective July 1, 1990:
Incorporated by reference to Exhibit 10.1 to the Form 10-Q of Delta Woodside Industries, Inc. (File
No. 1-10095) for the fiscal quarter ended March 31, 1990.

10.3.1**	1995 Amendment to the Delta Woodside Incentive
Stock Award Plan effective as of November 9, 1995:
Incorporated by reference to Exhibit 10.3.1 to the Form 10-Q of Delta Woodside Industries, Inc. (File
No. 1-10095) for the quarterly period ended
December 30, 1995 (the "December 1995 10-Q").

10.4.1**	Delta Woodside Stock Option Plan effective as of
July 1, 1990:  Incorporated by reference to Exhibit
10.11 to Woodside Industries, Inc. (File No. 1-10095)
Form 10-K for the fiscal year ended June 30, 1997.

10.4.2**	Amendment No. 1 to Delta Woodside Stock Option
Plan: Incorporated by reference to Exhibit 10.1 to the Delta Woodside Industries, Inc. (File No. 1-
10095) Form 10-Q for the quarterly period ended
December 29, 1990.

10.4.3**	Amendment to the Delta Woodside Stock Option
Plan: Incorporated by reference to Exhibit 10.9.2 to Delta Woodside Industries, Inc. (File No. 1-10095)
Form 10-K for the fiscal year ended June 29, 1991
(the "1991 10-K").

10.4.4**	1995 Amendment to the Delta Woodside Stock
Option Plan effective as of November 9, 1995:
Incorporated by reference to Exhibit 10.4.4 to the December Form 10-Q.

10.5**		Summary of Delta Woodside Industries, Inc.,
Director Charitable Giving Program: Incorporated by reference to Exhibit 10.11 to the Form 10-K on Delta Woodside Industries, Inc. (File No. 1-10095) for the 1992 fiscal year.

10.5.1**	Resolution to amend Directors' Charitable Giving
Program dated February 2, 1995: Incorporated by reference to 10.7.1 to the Form 10-Q of Delta
Woodside Industries, Inc. (File No 1-10095) for the quarterly period ended April 1, 1995.

10.6.1**	Delta Woodside Directors Stock Acquisition Plan:
Incorporated by reference to Exhibit 10.14 to the 1991 Form 10-K.

10.6.2**	Amendment of Delta Woodside Director Stock
Acquisition Plan, dated April 30, 1992:
Incorporated by reference to Exhibit 10.12.2 to the 1992 Form 10-K.

10.7		See Exhibits 4.1 and 4.2.

10.10		Registration Rights Agreement, dated as of August
25, 1997, by and among Delta Mills, Inc., Delta Mills
Marketing, Inc. and NationsBanc Capital Markets,
Inc.: Incorporated by reference to Exhibit 1.2 to Registration Statement on Form S-4 of Delta Mills,
Inc. (File No. 333-376-17).

10.11		Purchase Agreement relating to $150 million 9 5/8%
Senior Notes due 2007, dated August 20, 1997, by and among Delta Mills, Inc., Delta Mills Marketing,
Inc. and NationsBanc Capital Markets, Inc.:
Incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-4 of Delta Mills,
Inc. (File No. 333-376-17).


**This is a management contract or compensatory plan or arrangement.

(b)	No reports were filed by the registrant on Form 8-K during the quarter ended September 27, 1997.


* Items 1, 2, 3, 4 and 5 are not applicable



SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               	Delta Mills, Inc.
                                                  	(Registrant)





Date     October 27, 1997              	        /s/ Douglas J. Stevens
                                               	Douglas J. Stevens
                                               	Controller and
                                                Assistant Secretary


EXHIBIT INDEX

3.1	Restated and Amended Certification of Incorporation of Delta Mills, Inc.:
Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 of Delta Mills, Inc. (File No. 333-376-17).

3.2	Bylaws of Delta Mills, Inc.:  Incorporated by reference to Exhibit  3.2 to
Registration Statement on Form S-4 of Delta Mills, Inc. (File No. 333-376-17).

10.1 Registration Rights Agreement, dated as of August 25, 1997, by and among Delta Mills, Inc., Delta Mills Marketing, Inc. and NationsBanc Capital Markets,
Inc.: Incorporated by reference to Exhibit 1.2 to Registration Statement on Form S-4 of Delta Mills, Inc. (File No. 333-376-17).