Form 10-Q
period 1997-12-27
DELTA MILLS INC
filed 1998-02-09
CIK 1046860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 1997

                                    OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File number  333-376-17

                           DELTA MILLS, INC.
          (Exact name of registrant as specified in its charter)


         DELAWARE                                 13-2677657
(State or other jurisdiction of                   (I.R.S.Employer
 Incorporation or organization)                 Identification No.)


     233 North Main Street
     Hammond Square, Suite 200
     Greenville, South Carolina                         29601
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

Common Stock, $.01 Par Value--  100 shares as of February 4, 1998


                              INDEX

DELTA MILLS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
                                                                 Page

  Condensed consolidated balance sheets--
  December 27, 1997 and June 28, 1997                             3-4

  Condensed consolidated statements of income --
  Three months ended December 27, 1997 and
  December 28, 1996                                                 5

  Condensed consolidated statements of cash
  flows-- Three months ended December 27, 1997
  and December 28, 1996                                             6

  Notes to condensed consolidated financial
  statements--December 27, 1997                                     7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations            8-9

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                          9

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                        10

Item 2.   Changes in Securities and Uses of Proceeds               10

Item 3.   Defaults upon Senior Securities                          10

Item 4.   Submission of Matters to a Vote of Security
          Holders                                                  10

Item 5.   Other Information                                        10

Item 6.   Exhibits and Reports on Form 8-K                         10


SIGNATURES                                                         11


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DELTA MILLS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
                                     December 27,     June 28,
                                        1997           1997
                                      (Unaudited)
                                            (In thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents         $     3,254    $    1,095

  Accounts receivable:
     Factor                              77,773        83,676
     Customers                           19,945        19,989
        Affiliates                        4,901         2,953
                                        102,619       106,618
    Less allowances for doubtful
           accounts and returns             672         1,003
                                        101,947       105,615

  Inventories
    Finished goods                       22,757        13,160
    Work in process                      44,771        52,283
    Raw materials and supplies           11,667        11,752
                                         79,195        77,195
Deferred income taxes and other
  current assets                          3,246         3,553

           TOTAL CURRENT ASSETS         187,642       187,458

PROPERTY, PLANT AND EQUIPMENT
  Cost                                  278,297       276,193
  Less accumulated depreciation         128,843       118,641
                                        149,454       157,552
 OTHER ASSETS                             5,556

TOTAL ASSETS                           $342,652      $345,010



DELTA MILLS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS--Continued

                                         December 27,  June 28,
                                            1997        1997
                                         (Unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                $   23,126    $  31,597
  Accrued and sundry liabilities            18,995       14,728
  Payable to affiliates                      3,789       58,469

           TOTAL CURRENT LIABILITIES        45,910      104,794

LONG-TERM DEBT, less current portion       210,000      210,189

DEFERRED INCOME TAXES                       17,601       16,547

OTHER LIABILITIES AND DEFERRED CREDITS       6,066        5,636

SHAREHOLDERS' EQUITY
  Common Stock, par value $.01--
      authorized 3,000 shares, issued
      and outstanding 100 shares

  Additional paid-in capital                51,792        2,134
  Retained earnings                         11,283        5,710

          TOTAL SHAREHOLDERS' EQUITY        63,075        7,844

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY $342,652     $345,010


See notes to condensed consolidated financial statements



DELTA MILLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                              Three Months Ended        Six Months Ended
                           December 27, December 28,  December 27,  December 28,
                               1997       1996            1997          1996
                                        (In thousands, except shares)


Net sales                  $ 114,795     $ 119,220      $ 234,726     $ 219,159
Cost of goods sold           100,232       103,525        203,343       190,276
Gross profit on sales         14,563        15,695         31,383        28,883
Selling, general and
 administrative expenses       6,370         6,143         12,932        11,951
Other (income)                   (27)       (1,177)           (42)       (1,202)
     OPERATING PROFIT          8,220        10,729         18,493        18,134

Interest expense (income):
  Interest expense             4,990         3,761          9,313         7,187
  Interest (income)              (48)           (6)           (63)          (21)
                               4,942         3,755          9,250         7,166

INCOME BEFORE
  INCOME TAXES                 3,278         6,974          9,243        10,968

Income taxes                   1,371         2,845          3,670         4,327

NET INCOME                  $  1,907      $  4,129       $  5,573      $  6,641

Net income per share        $  19.07      $  41.29       $  55.73      $  66.41

Weighted average shares
outstanding                      100           100            100           100



See notes to condensed consolidated financial statements


DELTA MILLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                           Six Months Ended
                                          December 27, December 28,
                                              1997        1996
                                              (In thousands)
OPERATING ACTIVITIES

  Net income                                $  5,573   $  6,641
  Depreciation                                10,203      9,654
  Amortization                                   223       (14)
  Other                                        2,013      1,701
  Changes in operating assets and
     liabilities                             (15,136)   (12,333)

NET CASH PROVIDED BY OPERATING ACTIVITIES      2,876      5,649

INVESTING ACTIVITIES
   Property, plant and equipment purchases    (2,838)    (7,670)
   Other                                           6       (867)

NET CASH (USED) BY INVESTING ACTIVITIES       (2,832)    (8,537)


FINANCING ACTIVITIES
  Proceeds from revolving lines of credit     98,000
  Payments on revolving lines of credit      (38,000)
  Net proceeds from senior notes             145,688
  Repayment of amounts due to affiliates    (202,093)
  Net borrowing from affiliates                           2,887
  Other financing costs                       (1,480)

NET CASH (USED) PROVIDED BY
  FINANCING ACTIVITIES                         2,115      2,887

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                             2,159         (1)

Cash and cash equivalents at beginning
  of period                                    1,095         44

CASH AND CASH EQUIVALENTS AT END OF PERIOD $   3,254   $     43

See notes to condensed consolidated financial statements


DELTA MILLS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 27, 1997

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited combined condensed financial statements of Delta Mills, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended December 27, 1997 are not necessarily indicative of the results that may be expected for the year ending June 27, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-4 (File No. 333-376-17).

The financial statements for the periods or portions of periods prior to August 2, 1997, consist of the combined accounts of Delta Mills, Inc. and the Delta Mills, Inc. marketing divisions of Delta Consolidated Corporation. On August 2, 1997, the assets of the Delta Mills, Inc. marketing divisions of Delta Consolidated Corporation were contributed to a new corporation, Delta Mills Marketing Company, Inc., a subsidiary of Delta Mills, Inc.

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


DELTA MILLS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the second quarter of fiscal 1998 totaled $115 million, as compared to $119 million for the second quarter of fiscal 1997, a decrease of 3%. Net sales in the woven fabrics division were down slightly at $85 million in the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997, primarily due to a decline in sales of commercial fabrics. Net sales in the knitted fabrics division were $30 million in the second quarter of fiscal 1998, down from $33 million in the second quarter of fiscal 1997, a decrease of 9%. Units sold as sell as unit prices decreased in the knitted fabrics division, primarily in sales to related parties.

Net sales for the first six months of fiscal year 1998 totaled $235 million, as compared to $219 million for the first six months of fiscal year 1997, an increase of 7%. Sales of the woven fabrics division were $174 million in the first six months of fiscal year 1998 as compared to $158 million in the first six months of fiscal year 1997, an increase of 10% resulting from an increase in unit sales and unit prices. Sales of the knitted fabrics division were $61 million for the first six months of fiscal year 1998, approximately the same as for the first six months of the prior fiscal year.

The gross profit margin in the second quarter of fiscal 1998 was 13%, down slightly compared to the second quarter of fiscal 1997. During the second quarter of fiscal 1998, the woven fabrics division's gross profit was $15 million, approximately the same when compared to the second quarter of fiscal 1997. Gross profit in the knitted fabrics division decreased from a profit of $.6 million in the second quarter of fiscal 1997 to a loss of $.4 million in the second quarter of fiscal 1998. This decline was due to reduced sales as described above and to an increase of off-quality production.

The gross profit margin in the first six months of fiscal year 1998 was 13%, a slight increase compared to the first six months of the prior fiscal year. During the first six months of fiscal year 1998, woven fabrics division gross profit was $32 million, compared to $28 million for the first six months of the prior fiscal year, a 13% increase. The gross profit increase was due principally to an increase in demand for both government and commercial fabrics supported by increased capacity in cotton fabric
production.   Gross profit in the knitted fabrics division declined from a profit of $.5 million for the first six months of fiscal 1998 to a loss of $.6 million for the first six months of fiscal year 1998. This decline was due to an increase in off-quality production, and certain non-recurring accrual adjustments in fiscal 1997.

Operating earnings for the second quarter of fiscal 1998 were $8 million, as compared to $11 million in the second quarter of fiscal 1997. Operating earnings in the woven fabrics division declined to $11 million in the second quarter of fiscal 1998, from $13 million in the second fiscal
quarter 1997.   Operating earnings in the second quarter of the prior
fiscal year included a $1.2 million gain on the sale of a warehouse in the woven fabrics division. The knitted fabrics division reported operating losses in the second quarter of fiscal 1998 and in the second quarter of fiscal 1997.


MANAGEMENT'S DISCUSSION AND ANALYSIS--Continued

Operating earnings for the six months ended December 27, 1997 were $18 million, approximately the same as in the first six months of the prior fiscal year. Operating earnings in the woven fabrics division were $24 million in the six months ended December 27, 1997, up from $22 million for
the first six months of the prior fiscal year.   Earnings for the first six
months of the prior fiscal year included a $1.2 million gain described in the preceding paragraph. Operating losses in the knitted fabrics division increased in the current six months compared to the same period of the prior fiscal year.

Interest expense for the quarter and six-months ended December 27, 1997 was up compared to the same periods of the prior fiscal year. The increase in interest expense is primarily a result of the refinancing described in Note B to the accompanying financial statements.

With respect to certain South Carolina plants, the Company is working with the appropriate state agency in developing a corrective action plan for addressing toxicity and other permit-related issues including upgrades at the Company's Delta 2 and 3 finishing plants. A Delta 2 and 3 consent order (#97-109W) became effective on December 2, 1997. The order included a $4,000 penalty, which has been paid. The order requires correction of waste treatment plant deficiencies by November 1, 1998. Construction to upgrade the treatment process has commenced. The upgrades are estimated to cost between $2.0 million and $2.5 million. Management believes construction will be complete, deficiencies corrected, and the upgraded treatment process in operation before the November 1, 1998 deadline.

The Company believes that cash flow generated by its operations and funds available under its bank credit facility should be sufficient to service its debt, to satisfy its day-to-day working capital needs and to fund its planned capital expenditures.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings*

Item 2.   Changes in Securities and Use of Proceeds*

Item 3.   Defaults upon Senior Securities*

Item 4.   Submission of Matters to a Vote of Security Holders

          The following summarizes the votes at the Annual Meeting of the Company's shareholders held on November 6, 1997:

   Election of                                                   Broker
    Directors         For     Against  Withheld   Abstentions    Nonvotes

C. C. Guy             100         0         0       N/A            N/A
E. E. Maddrey, II     100         0         0       N/A            N/A
B. A. Mickel          100         0         0       N/A            N/A
B. C. Rainsford       100         0         0       N/A            N/A

Item 5.Other Information*

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits required by Item 601 of Regulation S-K

               10.10     Delta Woodside Industries, Inc.
                         Long Term Incentive Plan: Incorporated by reference to Exhibit10.2 to Registration Statement on Form S-4 of Delta Mills, Inc. (File No. 333-37617)

          (b) No reports were filed by the registrant on Form 8-K during the quarter ended December 27, 1997.


* Items 1, 2, 3 and 5 are not applicable



                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 Delta Mills, Inc.
                                 (Registrant)





Date     February 6, 1998        /s/ Douglas J.Stevens
                                 Douglas J. Stevens
                                 Controller and
                                 Assistant Secretary