Form 10-Q/A
period 1997-12-27
DELTA MILLS INC
filed 1998-02-23
CIK 1046860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-Q/A1


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

DELTA MILLS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                                    Page


  Condensed consolidated balance sheets--
  December 27, 1997 and June 28, 1997               3-4

  Condensed consolidated statements of income --
  Three months ended December 27, 1997 and
  December 28, 1996                                   5

  Condensed consolidated statements of cash
  flows-- Three months ended December 27, 1997
  and December 28, 1996                               6

  Notes to condensed consolidated financial
  statements--December 27, 1997                     7-8

Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations 9-10

Item 3. Quantitative and Qualitative Disclosures
             About Market Risk                       10

Part II.  OTHER INFORMATION


Item 1. Legal Proceedings                            11

Item 2.Changes in Securities and Uses of Proceeds    11

Item 3.Defaults upon Senior Securities               11

Item 4.Submission of Matters to a Vote of Security
     Holders                                         11

Item 5.Other Information                             11

Item 6.Exhibits and Reports on Form 8-K              11


SIGNATURES                                           12





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

SHAREHOLDERS' EQUITY
  Common Stock, par value $.01--
      authorized 3,000 shares, issued
      and outstanding 100 shares

  Additional paid-in capital                51,792        2,134
  Retained earnings                         11,283        5,710

          TOTAL SHAREHOLDERS' EQUITY        63,075        7,844

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY$342,652     $345,010
















See notes to condensed consolidated financial statements
DELTA MILLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                            Three Months Ended     Six Months Ended
                   December 27, December 28,December 27, December 28,
                        1997        1996          1997      1996
                            (In thousands, except shares)


Net sales           $  114,795 $  119,220   $  234,726 $  219,159
Cost of goods sold     100,232    103,525      203,343    190,276
Gross profit on sales   14,563     15,695       31,383     28,883
Selling, general and
  administrative expenses6,370      6,143       12,932     11,951
Other (income)             (27)    (1,177)         (42)    (1,202)
     OPERATING PROFIT    8,220     10,729       18,493     18,134

Interest expense (income):
  Interest expense       4,990      3,761        9,313      7,187
  Interest (income)        (48)        (6)         (63)       (21)
                         4,942      3,755        9,250      7,166

INCOME BEFORE
  INCOME TAXES           3,278      6,974        9,243     10,968


Income taxes             1,371      2,845        3,670      4,327

NET INCOME          $    1,907 $    4,129   $    5,573 $    6,641

Net income per share $   19.07  $   41.29    $   55.73 $    66.41

Weighted average shares
outstanding                100        100          100        100











See notes to condensed consolidated financial statements
DELTA MILLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                        Six Months Ended
                                        December 27, December 28,
                                       1997               1996
                                              (In thousands)
OPERATING ACTIVITIES

  Net income                             $     5,573$     6,641
  Depreciation                                10,203      9,654
  Amortization                                   223       (14)
  Other                                        2,013      1,701
  Changes in operating assets and
     liabilities                             (15,136)   (12,333)

NET CASH PROVIDED BY OPERATING ACTIVITIES      2,876      5,649

INVESTING ACTIVITIES
   Property, plant and equipment purchases    (2,838)    (7,670)
   Other                                           6       (867)

NET CASH (USED) BY INVESTING ACTIVITIES       (2,832)    (8,537)


FINANCING ACTIVITIES
  Proceeds from revolving lines of credit     98,000
  Payments on revolving lines of credit      (38,000)
  Net proceeds from senior notes             145,688
  Repayment of amounts due to affiliates    (202,093)
  Net borrowing from affiliates                           2,887
  Other financing costs                       (1,480)

NET CASH (USED) PROVIDED BY
  FINANCING ACTIVITIES                         2,115      2,887

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                             2,159         (1)

Cash and cash equivalents
                at beginning of period         1,095         44

CASH AND CASH EQUIVALENTS AT END OF PERIOD$   3,254$         43


See notes to condensed consolidated financial statements

DELTA MILLS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 27, 1997

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Delta Mills, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended December 27, 1997 are not necessarily indicative of the results that may be expected for the year ending June 27, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-4 (File No. 333-376-17).

The consolidated financial statements include the accounts of Delta Mills, Inc. and its subsidiary (the "Company"). The Delta Mills, Inc. marketing divisions of Delta Consolidated Corporation were transferred to Delta Mills Marketing, Inc., in August 1997, Delta Mills Marketing, Inc. is the sole and wholly-owned subsidiary of the Company. The combination of these entities under common control was accounted for similar to pooling of interest accounting for business combinations. All prior periods have been restated to reflect the consolidated operations and financial position. All significant intercompany balances and transactions have been eliminated. Delta Mills, Inc. is a wholly-owned subsidiary of Alchem Capital Corporation, which is a wholly-owned subsidiary of Delta Woodside Industries, Inc. ("DWI").

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

NOTE C-SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

Delta Mills Marketing, Inc. (the "Guarantor") does not comprise a material portion of the Company's assets or operations. The Guarantor is a wholly-owned subsidiary of the Company and has fully and unconditionally guaranteed the Company's payment of principal, premium, interest and liquidated damages, if any, on the Notes (the"Guarantee"). The Guarantor's liability under the Guarantee is limited to such amount, the payment of which would not have left the guarantor insolvent or with unreasonably small capital at the time its Guarantee was entered into, after giving effect to the incurrence of existing indebtedness immediately prior to such time.

The Guarantor is the sole subsidiary of the Company. All future subsidiaries of the Company will provide guarantees identical to the one described in the preceding paragraph unless such future subsidiaries are Receivables Subsidiaries (as defined in the indenture relating to the Notes). Such additional guarantees will be joint and several with the Guarantee of the Guarantor.


NOTE C-Continued

The Company has not presented separate financial statements or other disclosures concerning the Guarantor because Company management has determined that such information is not material to inventors.

Summarized financial information for the Guarantor is as follows (in thousands) (unaudited):

                         June 28,       December 27,
                           1997               1997

Current assets          $2,507          $1,960
Noncurrent assets          163             137
Current liabilities      1,630           1,014
Noncurrent liabilities   1,035           1,236
Stockholders' equity         5           (153)


Summarized results of operations for the Guarantor are as follows (in thousands) (unaudited):

              Three  Months  Ended                  Six Months Ended
             December 27,     December 28,  December 27,December 28,
                1997            1996           1997       1996


Net sales - intercompany
  commissions       $2,279       $2,291       $4,657     $4,237
Costs and expenses   2,051        2,043        4,377      3,959
Net income (loss)     (41)            2        (158)      (108)





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

MANAGEMENT'S DISCUSSION AND ANALYSIS--Continued

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





                                 Delta Mills, Inc.
                                 (Registrant)





Date         February 20, 1998                          /s/ Douglas J. Stevens

                                 Douglas J. Stevens
                                 Controller and
                                 Assistant Secretary