Form 10-Q
period 1998-03-28
DELTA MILLS INC
filed 1998-05-13
CIK 1046860

1

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 1998

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

PART I - All items are omitted.

The Company expects to file these items in an amendment pursuant to Rule
12-B25.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings*

Item 2.   Changes in Securities and Use of Proceeds*

Item 3.   Defaults upon Senior Securities*

Item 4.   Submission of Matters to a Vote of Security Holders*

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

                  4.2.7 Amendment and Waiver Agreement dated as of May 7 1998 respecting Credit Agreement dated as of August 25, 1997.

          (b)  The company filed Form 8-K with date of March 9, 1998.


                   Item 5: Decision to close Stevcoknits Fabric
Company.









* Items 1, 2, 3 and 4 are not applicable










                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Delta Woodside Industries, Inc.

                                   (Registrant)





Date            May 8, 1998        /s/Robert W. Humphreys
                                   Vice President - Finance