Form 10-Q/A
period 1998-03-28
DELTA MILLS INC
filed 1998-05-18
CIK 1046860

1

       The following items were the subject of a Form 12b-25 and are included herein: Part 1. All items.


      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                         FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X
No       .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value--  100 shares as of May 8, 1998

                              INDEX

DELTA MILLS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                                          Page


  Condensed consolidated balance sheets--
  March 28, 1998 and June 28, 1997                         3-4

  Condensed consolidated statements of operations --
  Three and nine months ended March 28, 1998
  and March 29, 1997                                         5

  Condensed consolidated statements of cash
  flows-- Nine months ended March 28, 1998
  and March 29, 1997                                         6

  Notes to condensed consolidated financial
  statements--March 28, 1998                              7-10

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     11

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                 12

Part II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                 12

Item 2.   Changes in Securities and Uses of Proceeds        12

Item 3.   Defaults upon Senior Securities                   12

Item 4.     Submission of Matters to a Vote of Security
            Holders                                         12

Item 5.     Other Information                               12

Item 6.     Exhibits and Reports on Form 8-K                12


SIGNATURES                                                  13








PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DELTA MILLS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
                                      March 28,     June 28,
                                        1998          1997
                                      (Unaudited)
                                          (In thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents         $     6,607    $    1,095

Accounts receivable:
  Factor                                 64,506        83,676
  Customers                                 123           365
    Affiliates                            8,004         2,953
                                         72,633        86,994
  Less allowances for doubtful
    accounts and returns                    219           128
                                         72,414        86,866

Inventories
  Finished Goods                         17,910         7,178
  Work  in process                       39,591        39,619
  Raw materials and supplies              8,844         8,806
                                         66,345        55,603

Other                                     3,178         2,402
Current assets of discontinued
  operations                             31,984        41,492


               TOTAL CURRENT ASSETS     180,528       187,458


Property plant and equipment
   at cost                              197,063       196,687
   less accumulated depreciation         76,929        61,168
                                        120,134       135,519
  Other assets                            5,384
  Noncurrent assets of discontinued
   operations                            11,585        22,033

               TOTAL ASSETS           $ 317,631      $345,010


ITEM 1.  FINANCIAL STATEMENTS
DELTA MILLS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS--Continued


LIABILITIES

  CURRENT LIABILITIES
    Trade accounts payable            $  23,158     $  31,597
    Accrued and sundry liabilities       10,890        14,728
    Accrued restructuring charge         14,147
    Payable to affiliate                      5        58,469
    Current portion of long term debt    68,000

    TOTAL CURRENT LIABILITIES           116,200       104,794

  LONG-TERM DEBT, less current portion  150,000       210,189

  DEFERRED INCOME TAXES AND
    OTHER LIABILITIES                    15,854        22,183

  SHAREHOLDER'S EQUITY
  Common Stock, par value $.01-
  authorized 3,000 shares, issued
  and outstanding 100 shares

      Additional paid-in capital         40,256         2,134
     Retained earnings                   (4,679)        5,710

  SHAREHOLDER'S EQUITY                   35,577         7,844

  TOTAL LIABILITIES AND
    SHAREHOLDER'S EQUITY               $317,631      $345,010

See notes to consolidated financial statements



DELTA MILLS,INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

                                   Three Months Ended     Nine Months Ended
                                  March 28,   March 29,   March 28, March 29,
                                    1998       1997         1998      1997
                              (In thousands, except shares and per share data)


Net sales                        $  81,071  $  88,858   $  262,739 $  258,790
Cost of goods sold                  66,574     72,416      216,211    213,986
Gross profit on sales               14,497     16,442       46,528     44,804
Selling, general and
  administrative expenses            4,587      4,104       12,641     11,639
Other (income)                         (20)      (211)         (62)    (1,409)
     OPERATING PROFIT                9,930     12,549       33,949     34,574

Interest expense (income):
  Interest expense                   5,318      3,660       15,135     10,827
  Interest (income)                   (425)                   (992)        (1)
                                     4,893      3,660       14,143     10,826
Income from continuing operations
   before income taxes               5,037      8,889       19,806     23,748
Income taxes expense (benefit)       1,989      3,565        7,823      9,572

INCOME  FROM
   CONTINUING OPERATIONS             3,048      5,324       11,983     14,176

(Loss) on disposal of discontinued
   operations less applicable
   income taxes                    (21,079)                (21,079)

(Loss) from operations of
   discontinued business less
   applicable income taxes          (1,468)    (1,262)      (4,830)    (3,473)

(Loss) from discontinued
   operations                      (22,547)    (1,262)     (25,909)    (3,473)

NET INCOME (LOSS)               $  (19,499)  $  4,062    $ (13,926) $  10,703

Basic and diluted earnings
   (loss) per share:
   Continuing operations        $   30,480   $ 53,240    $ 119,830  $ 141,760
   Discontinued operations        (225,470)   (12,620)    (259,090)   (34,730)
   Net earnings (loss)          $ (194,990)  $ 40,260    $(139,260) $ 107,030

Weighted average shares
   outstanding                         100        100          100        100

See notes to condensed consolidated financial statements


DELTA MILLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     Nine Months Ended
                                                    March 28,  March 29,
                                                      1998       1997
                                                        (In thousands)
OPERATING ACTIVITIES

  Net income (loss)                               $  (13,926) $  10,703
  Adjustments to reconcile net income to cash
    provided by operating activities:
  Discontinued operations                             20,931     (1,766)
  Depreciation                                        15,748     10,343
  Amortization                                           390        (21)
  Other                                               (5,613)       814
  Changes in operating assets and liabilities        (11,004)     6,127

NET CASH PROVIDED BY OPERATING ACTIVITIES              6,526     26,200

INVESTING ACTIVITIES
   Property, plant and equipment purchases            (1,099)   (10,435)
  Net investing activities of discontinued operations (2,036)       839
  Other                                                    7        689

NET CASH (USED) BY INVESTING ACTIVITIES               (3,128)    (8,907)

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit            118,000
  Payments on revolving lines of credit              (50,000)
  Net proceeds from senior notes                     145,688
  Dividends                                           (8,000)
 Repayment of amounts due to affiliates             (202,093)
  Net borrowing from affiliates                                 (17,294)
  Other financing costs                               (1,481)

NET CASH (USED) PROVIDED BY
  FINANCING ACTIVITIES                                 2,114    (17,294)

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                     5,512         (1)

Cash and cash equivalents at beginning of period       1,095         44

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   6,607   $     43

See notes to condensed consolidated financial statements




DELTA MILLS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 28, 1998

NOTE A-BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Delta Mills, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 28, 1998 are not necessarily indicative of the results that may be expected for the year ending June 27, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-4 (File No. 333-376-17). Certain amounts for fiscal 1997 have been reclassified to conform to the fiscal 1998 presentation.

NOTE  B-OPERATIONS BY INDUSTRY SEGMENT

Effective for the fiscal year ending June 27, 1998, the Company has adopted the segment reporting provisions of Financial Accounting Standard 131. This standard requires the Company to report segment information for divisions which engage in business activity, whose operating results are regularly reviewed by the chief operating officer. The Company has one segment in continuing operations:
Delta  Mills  Marketing Company which manufactures and sells  woven fabrics for apparel and home furnishings. The Company's other operations include yarn sales to Delta Apparel, a segment of the parent company, Delta Woodside Industries, Inc. In the past these sales were managed by Stevcoknit Fabrics Company. Delta Apparel will manage the Rainsford Plant, which will manufacture and sell yarn to Delta Apparel.. Operating profit does not include interest expense or interest income. The Company also has one segment which is presented as discontinued operations: Stevcoknit Fabrics Company which manufactures and sells knitted fabrics.

                                  Three Months Ended      Nine Months Ended
                               March 28,    March 29,   March 28,   March 29,
                                 1998         1997          1998        1997



Net Sales
  Delta Mills Marketing Company
   Unaffiliated customers      $ 74,323   $  82,589      $248,025    $240,728
   Affiliated customers             155                       191           5
                                 74,478      82,589       248,216     240,733
  Other and eliminations
    Affiliated customers          6,593       5,939        18,057      14,523
Total net sales                $ 81,071    $ 88,528     $ 262,739   $ 258,790

Operating Profit(Loss)

  Delta Mills Marketing
   Company                    $   9,930   $  12,549     $  33,949   $  34,574
  Other
     Total Operating Profit       9,930      12,549        33,949      34,574

  Interest expense                5,318       3,660        15,135      10,827
  Interest (income)                (425)                     (992)         (1)
     Income  from Continuing
      Operations Before
      Income Taxes             $  5,037   $   8,889     $  19,806   $  23,748

                                 March 28,   June 27,
                                  1998        1997

Identifiable Assets:
  Delta Mills Marketing
    Company                    $234,127    $249,637
  Discontinued Operations        43,569      62,464
   Other                         39,935      32,909
     Total identifiable assets $317,631    $345,010

                                  Nine Months Ended
                                 March 28,  March 29,
                                   1998       1997

Depreciation and Amortization:
  Delta Mills Marketing Company $   7,945   $ 7,488
  Discontinued Operations          12,484     2,839
  Other                             8,193     2,834
    Total depreciation and
      and amortization          $  28,622 $  13,161

Capital Expenditures:
  Delta Mills Marketing
    Company                     $     354 $   8,992
  Discontinued Operations           2,368        77
  Other                                77       535
    Total capital expenditures  $   2,799 $   9,604

Intersegment sales and sales to affiliates are at prices comparable to unaffiliated customer sales. Intersegment operating profit related to intersegment sales is not significant. Operating profit is total revenue less operating expenses, excluding interest expense and interest income. Depreciation and amortization include certain write-downs of property and equipment. Identifiable assets are those assets that are used in the operations.

NOTE C-DISCONTINUED OPERATIONS

On March 3, 1998, the Company made the decision to close its Stevcoknit Fabrics division. Accordingly, operating results for this segment has been reclassified and reported as discontinued operations. The Company plans to sell the assets of the Stevcoknit division, and expects to complete disposition of this business during calendar year 1998.

In connection with the decision to discontinue this business, the Company has recognized a loss on disposal of discontinued
operations of $21.1 million including an income tax benefit of $13.8 million. The Company believes that it will recover the net book value of the assets of the Stevcoknit division.

The assets of the discontinued business at March 28, 1988 and June 28, 1997 are as follows:

                           March 28, 1998   June 28, 1997
Accounts Receivable        $   17,122      $  18,749
Inventory                      14,755         21,592
Other current assets              107             90
  Total current assets         31,984         40,431
Property, plant and
 equipment net of
 accumulated depreciation      11,585         22,033
      Total Assets          $  43,569      $  62,464

Summarized results of operations for the discontinued business are as follows:

                                  Three Months Ended    Nine Months Ended
                                 March 28,  March 29,  March 28,   March 29,
                                   1998       1997        1998        1997


Net Sales                      $  21,192   $  26,220   $  74,250  $  75,447
Cost and expenses                 23,649      28,391      82,233     81,509
(Loss) before income taxes        (2,457)     (2,171)     (7,983)    (6,062)
Income tax expense (benefit)        (989)       (909)     (3,153)    (2,589)
(Loss) from discontinued
 operations                     $  (1,468)  $  (1,262) $  (4,830) $  (3,473)

NOTE D-DEBT

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

Due to the restructuring and impairment charges made to income related to discontinued operations in the most recent quarter, the Company was in violation of two covenants of the revolving loan credit agreement with the four financial institutions participating in the credit agreement.



NOTE D-DEBT--Continued

The Company has secured waivers to the credit agreement providing for a grace period of three months. During that period the Company expects to reach agreement to amend the covenants so that the Company will be in compliance. Pending receipt of the amendment the $68 million outstanding has been classified as current in the accompanying financial statements.

NOTE E-SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

Delta Mills Marketing, Inc. (the "Guarantor") does not comprise a material portion of the Company's assets or operations. The Guarantor is a wholly-owned subsidiary of the Company and has fully and unconditionally guaranteed the Company's payment of principal, premium, interest and liquidated damages, if any, on the Company's senior notes (the "Notes"), (the"Guarantee"). The Guarantor's liability under the Guarantee is limited to such amount, the payment of which would not have left the guarantor insolvent or with unreasonably small capital at the time its Guarantee was entered into, after giving effect to the incurrence of existing indebtedness immediately prior to such time.

The Guarantor is the sole subsidiary of the Company. All future subsidiaries of the Company will provide guarantees identical to the one described in the preceding paragraph unless such future subsidiaries are Receivables Subsidiaries (as defined in the indenture relating to the Notes). Such additional guarantees will be joint and several with the Guarantee of the Guarantor.

The Company has not presented separate financial statements or other disclosures concerning the Guarantor because Company management has determined that such information is not material to investors.

Summarized  financial information for the Guarantor is  as  follows
(in thousands) :

                         March 28,         June 28,
                           1998             1997

Current assets          $1,395          $2,507
Noncurrent assets          124             163
Current liabilities        882           1,630
Noncurrent liabilities   1,270           1,035
Stockholders' equity     (633)               5

Summarized  results of operations for the Guarantor are as  follows
(in thousands):

                             Three Months Ended         Nine Months Ended
                            March 28,   March 29,     March 28,    March 29,
                               1998       1997          1998         1997

Net sales - intercompany
  commissions                $1,939      $2,193        $6,596      $6,430
Costs and expenses            2,295       2,307         6,672       6,266
Net income (loss)              (480)       (225)         (638)       (333)


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Effective for the fiscal year ending June 27, 1998, the Company has adopted the segment reporting provisions of Financial Accounting Standard 131. This standard requires the Company to report segment information for divisions which engage in business activity, whose operating results are regularly reviewed by the chief operating officer. The Company has one segment in continuing operations:
Delta Mills Marketing Company which manufactures and sells woven fabrics for apparel and home furnishings. The Company's other operations include yarn sales to Delta Apparel, a segment of the parent company, Delta Woodside Industries, Inc. In the past these sales were managed by Stevcoknit Fabrics Company. Delta Apparel will manage the Rainsford Plant, which will manufacture and sell yarn to Delta Apparel.. The Rainsford Plant is managed by Delta Apparel. The Company also has one segment which is presented as discontinued operations: Stevcoknit Fabrics Company which manufactures and sells knitted fabrics.

Net sales for the third quarter ended March 28, 1998 were $81.1 million as compared to net sales of $88.9 million in the quarter ended March 29, 1997. Sales at Delta Mills Marketing Company for the most recent quarter declined $8.1 million from the comparable quarter of fiscal 1997. Principal reasons for the decline in sales were substantially fewer units of unfinished fabrics and fewer units of cotton menswear fabrics being shipped in the most recent quarter. The fewer units of menswear shipments were due to deferments of shipments from some of the division's garment manufacturing customers. The Company believes that these deferments were caused by retailers' adjustments to inventories arising from slower than anticipated retail demand for clothing during the winter. These deferred shipments have now been ordered shipped by the division's customers.

Net income from continuing operations in the quarter ended March 28, 1998 was $3.0 million as compared to net income from continuing operations of $5.3 million in the quarter ended March 29, 1997. Net loss for the quarter ended March 28, 1998 was $19.5 million as compared to net income of $4.1 million in the quarter ended March 29, 1997. During the quarter ended March 28, 1998, the Company made the decision to close its Stevcoknit Fabrics division. The net loss in the most recent quarter included pre-tax charges for anticipated losses related to the disposal of Stevcoknit Fabrics of $35 million.

Gross profit margin from continuing operations was 17.9 % in the most recent quarter as compared to gross profit margin from continuing operations of 18.5 % in the same quarter of last fiscal year. Operating profits declined by $2.6 million, due principally to the lower volume being shipped. For the nine months ended March 28, 1998, sales of Delta Mills Marketing were 3% higher than for the comparable period of last fiscal year. Gross margins and operating profits were substantially the same in the most recent nine month period as compared to the first nine months of the prior fiscal year.

Due to the restructuring and impairment charges made to income related to discontinued operations in the most recent quarter, the company was in violation of two covenants of the revolving loan credit agreement with the four financial institutions participating in the credit agreement. The Company has secured waivers to the credit agreement providing for a grace period of three months. During that period the Company expects to reach agreement to amend the covenants so that the Company will be in compliance. Pending receipt of the amendment the $68 million outstanding has been classified as current in the accompanying financial statements.

The Company believes that cash flow generated by its operations and funds available under its current credit facilities will be sufficient to service its debt, to satisfy its day-to-day working capital requirements, to pay dividends, and to fund its planned capital expenditures.




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

Item 4.   Submission of Matters to a Vote of Security Holders*

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits required by Item 601 of Regulation S-K

                    4.2.1 Amendment and Waiver Agreement dated as of May 11, 1998 respecting Credit Agreement dated August 25, 1997.

          (b)  The Company filed Form 8-K with date of March 9,
               1998.

               Item 5.  Other Events



* Items 1, 2, 3  and 4 are not applicable



                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Delta Mills, Inc.
                                   (Registrant)





Date    May 18, 1998               /s/Robert W. Humphreys
                                   Vice President - Finance