Form 10-K
period 1998-06-27
DELTA MILLS INC
filed 1998-09-25
CIK 1046860

9

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 1998

                                    OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 333-37617

                                           DELTA MILLS, INC.

          (Exact name of registrant as specified in its charter)

        DELAWARE                                      13-2677657
  (State of Incorporation)         (I.R.S. Employer Identification No.)

233 N. Main Street,  Suite 200
  Greenville, South Carolina
29601
(Address of principal executive offices)                         (Zip code)

                                             864/232-8301

               (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange
             Title of each class                     on which registered


                      None
Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                            Title of each class

                                   None



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes    X                  No _____



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K [    ].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 23, 1997 was:

           Common Stock, $.01 par value  - 0

The number of shares outstanding of each of the registrant's classes of Common Stock, as of June 27, 1998 was:

     Common Stock, par value $.01           100


                             PART I
Item 1  BUSINESS

General

     Delta Mills, Inc. ("Delta Mills" or the "Company") is a Delaware corporation with its principal executive offices located at 233 North Main Street, Suite [200], Greenville, South Carolina 29601 (telephone number: 864-232-8301). The Company is a wholly-owned subsidiary of Delta Woodside Industries, Inc., a South Carolina corporation, the common stock of which is listed on the New York Stock Exchange. Unless the context otherwise requires, all references herein to "Delta Mills" or the "Company" refer to Delta Mills, Inc. and any of its existing and future subsidiaries.

     Effective for the year ended June 27, 1998, the Company has adopted the segment reporting provisions of Financial Accounting Standard 131. This standard requires the Company to report segment information for divisions whose operating results are regularly reviewed by the chief operating officer. During fiscal 1998, the Company made the decision to exit the knit textile market by closing its Stevcoknit Fabrics Company operating division. Stevcoknit Fabrics Company has been reclassified and reported as discontinued operations. The Company has one segment in continuing operations: Delta Mills Marketing Company.

     The Company is a leading manufacturer and marketer of woven finished and unfinished (or greige) cotton, synthetic and blended fabrics, which are sold for the ultimate production of apparel, home furnishings and other products. The company sells a broad range of fabrics primarily to branded apparel manufacturers and resellers, including Levi Strauss, Haggar Corp. the Wrangler r and Leer divisions of V.F. Corporation, Farah Incorporated, Kellwood Company and Liz Claiborne, Inc. and private label apparel manufacturers for J.C. Penney Company, Inc., Sears, Roebuck & Co., Wal Mart Stores, Inc. and other retailers. The Company believes that it is a leading producer of cotton pants-weight woven fabric used in the manufacture of casual slacks such as Levi Strauss' Dockersr and Haggar Corp.'s Wrinkle-freer.
Other apparel items manufactured with the Company's woven fabrics include women's chinos pants, women's blazers, career apparel (uniforms) and battle dress camouflage military uniforms. The Company generated net sales of $364 million, $358 million, and $317million respectively during fiscal years 1998, 1997 and 1996.

      The Company was incorporated in Delaware in 1971.

Products, Marketing and Manufacturing

     The Company produces its woven fabrics through the Delta Mills Marketing Company division. The woven fabrics and yarn sales operation each has its own management and employees and operates independently under the overall direction of the Company's executive officers.

     Woven fabrics are manufactured from cotton, wool or synthetic fibers or from synthetic filament yarns. Cotton and wool are purchased from numerous suppliers. Synthetic fibers and synthetic filament yarns are purchased from a smaller number of competitive suppliers. The Company spins the major portion of the yarns used in its weaving operations. In manufacturing these yarns, the cotton and synthetic fiber, either separately or in blends, are carded (fibers straightened and oriented) and then spun into yarn. The Company combs (removing short fibers) some cotton fiber to make higher quality yarn. In other fabrics, filament yarns are used. The spun or filament yarn is then woven into fabric on looms. The unfinished fabric at this stage is referred to as greige goods. Finished fabric refers to fabric that has been treated by washing, bleaching, dyeing and applying certain chemical finishes. Finished fabrics generally have significantly higher margins than greige goods.

     The Company produces finished and unfinished woven fabrics used in the production of apparel, home furnishings and other products. Finished apparel fabric is ready to be cut and sewn into garments. Greige goods are typically sold to converters who enhance the fabric through finishing techniques and sell it to manufacturers of apparel, home furnishings and other products.

Item 1 (Continued)

Products, Marketing and Manufacturing (Continued)

     The Company has focused its marketing efforts on building close relationships with major apparel companies that have broad distribution channels and that the Company believes have positioned themselves for long-term growth. The Company sells its woven fabrics primarily to numerous apparel manufacturers and apparel resellers. The Company sells its fabrics through Delta Mills Marketing Inc., a wholly owned subsidiary with a marketing office based in New York City (which serves the United States, Canadian and Mexican markets), with sales agents also operating in Atlanta, Chicago, Dallas, Los Angeles, San Francisco and Mexico.

     For fiscal year 1998, sales to Levi Strauss, VF Jeanswear, and sales to the Company's top five non-affiliated customers accounted for 18%, 11% and 47% respectively, of the Company's total sales for continuing operations. In fiscal year 1997, sales to Levi Strauss and sales to the Company's top five non-affiliated customers accounted for 22% and 49% respectively, of the Company's total sales for continuing operations. Consistent with industry practice, the Company does not operate under a supply contract with Levi-Strauss or any of its other major customers. In addition, during fiscal years 1998, 1997 and 1996, sales of military fabrics accounted for 12%, 11%, and 16%, respectively, of the Company's total sales. The loss of Levi Strauss or other major customers could have a material adverse effect upon the Company.

     Approximately 70% of the Company's finished woven fabric sales are of fabrics made from cotton or cotton/synthetic blends, while approximately 30% of such sales are of fabrics made from spun synthetics and other natural fibers, including various blends of rayon, polyester and wool. Woven fabrics are generally produced and shipped pursuant to specific purchase orders, which minimizes the Company's uncommitted inventory levels. The Company's production of cotton and cotton/synthetic blend and spun synthetic finished woven fabrics is largely vertically integrated, with the company performing most of its own spinning, weaving and finishing. In the production of military fabrics, the Company purchases a portion of its greige goods needs and finishes this fabric to specifications. The woven finished fabrics plants are currently operating at near full capacity.

     The Company also produces a variety of unfinished light-weight woven fabrics that are ultimately used in the manufacture of apparel (including blouses, dresses and suit linings), home furnishings (including shower curtains) and medical tape. Fabrics include filament acetate, textured polyester and other "semi-fancy" fabrics of more complicated construction. The unfinished woven fabric plant is operating at less than full capacity.

 Raw Materials

     The company's principal raw material is cotton, although it also spins polyester, wool, linen fiber, acrylic, nylon and rayon fibers and weaves filament acetate and textured polyester. Polyester is obtained primarily from three major suppliers, all of whom provide competitive prices. Polyester and rayon are currently at the lowest prices the Company has paid since fiscal year 1993. There can be no assurance, however, that this trend will continue. The Company's average price per pound of cotton purchased and consumed (including freight, carrying cost and cost for the relatively high amount of premium cotton the Company uses) was $.817 in fiscal year 1998 as compared to $.833 in fiscal year 1997, and, as compared to $.944 in fiscal year 1996. In fiscal year 1999 the company expects to use approximately 98 million pounds of cotton (including approximately 28 million pounds of premium cotton) and 12 million pounds of polyester in its manufacture of yarn. The company has contracted to purchase about 64% of its expected cotton requirements for fiscal year 1999. The percentage of the Company's cotton requirements that the Company fixes each year varies depending upon the Company's forecast of future cotton prices. The Company believes that recent cotton prices has enabled it to contract for cotton at prices that will permit it to be competitive with other companies in the United States textile industry when the cotton purchased for future use is put into production. To the extent that cotton prices decrease before the Company uses these future purchases, the Company could be materially and adversely affected, as there can be no assurance that it would be able to pass along these increased costs to its customers.

Item 1 (Continued)

Competition

     The Company sells primarily to domestic apparel manufactures, many of which operate offshore sewing operations. The Company competes with numerous domestic and foreign fabric manufacturers, including companies larger in size and having greater financial resources than the Company. The principal competitive factors in both the woven and knitted fabrics markets are price, service, delivery time, quality and flexibility, with the relative importance of each factor depending upon the needs of particular customers and the specific product offering. Management believes that the Company maintains its ability to compete effectively by providing its customers with a broad array of high-quality fabrics at competitive prices on a timely basis.

     The Company's competitive position varies by product line. There are several major domestic competitors in the finished cotton and cotton/polyester blend woven fabrics business, none of which dominates the market. The Company believes, however, that it has a strong competitive position in the all cotton pants-weight fabrics business, as well as the spun synthetic slack-weight and skirt-weight woven fabrics businesses. In addition, the Company is one of several major domestic suppliers of acetate unfinished fabric used in apparel linings and surgical tapes. Additional competitive strengths of the Company include: knowledge of its customers' business needs; its ability to produce special fabrics such as textured blends; state of the art spinning, weaving and fabric finishing equipment at most of its facilities; substantial vertical integration; and its ability to communicate electronically with its customers.

     Foreign competition is a significant factor in the United States fabric market. The Company believes that its relatively small manual labor component, highly-automated manufacturing processes and domestic manufacturing base allow the Company to compete on a price basis and to respond more quickly than foreign producers to changing fashion trends and to its domestic customers' delivery schedules. In addition, the Company benefits from protections afforded to apparel manufacturers based in certain Latin American and Caribbean countries that ship finished garments into the United States. NAFTA has effectively eliminated or substantially reduced tariffs on goods imported from Mexico if such goods are made from fabric originating in
Canada, Mexico, or the United States.   Section 807 provides for
the duty free treatment of United States origin components used in the assembly of imported articles. The result is that duty is assessed only on the value of any foreign components that may be present and the labor cost incurred offshore in the assembly of apparel using United States origin fabric components. Because
Section 807 creates an incentive to use fabric manufactured in the United States, it is beneficial to the Company and other domestic producers of apparel fabrics. In addition, pursuant of
Section 807A, apparel articles assembled in a Caribbean country, in which all fabric components have been wholly formed and cut in the United States, are subject to preferential quotas with respect to access into the United States for such qualifying apparel, in addition to the significant tariff reduction pursuant
to Section 807.   A similar program, enacted as a result of NAFTA
and referred to as the Special Regime Program, provides even greater benefits (complete duty free, quota free treatment) for apparel assembled in Mexico from fabric components formed and cut
in the United States.   In contrast, apparel not meeting the
criteria of Section 807, Section 807A or the Special Regime Program, is subject to quotas and/or relatively higher tariffs. If Section 807, Section 807A or the special Regime Program were repealed or altered in whole or in part, the Company believes that it could be at a serious competitive disadvantage relative to textile manufacturers in other parts of the world seeking to enter the United States market, which would have a material adverse effect on the Company. Moreover, there can be no assurance that the current favorable regulatory environment will continue or that other geographic areas will not be afforded similar regulatory advantages.

Employees

     The Company has approximately 2,700 employees.  The
Company's employees are not represented by unions. The Company believes that its relations with its employees are good.






Item 1 (Continued)

Environmental and Regulatory Matters

     The Company is subject to various federal, state and local environmental laws and regulations concerning, among other things, wastewater discharges, storm water flows, air emissions, ozone depletion and solid waste disposal. The Company's plants generate very small quantities of hazardous waste which are either recycled or disposed of off-site. Most of its plants are required to possess one or more discharge permits.

     The information contained under the subheading
"Environmental Matters" under the heading "Management's discussion and Analysis of results of Operations and Financial
Condition" incorporated into item 7 of this form 10-K is incorporated herein for reference.

     Generally, the environmental rules applicable to the Company are becoming increasingly stringent. The Company incurs capital and other expenditures in each year that are aimed at achieving compliance with current and future environmental standards.

            The Company does not expect that the amount of such expenditures in the future will have a material adverse effect on its operations or financial condition. There can be no assurance, however, that future changes in federal, state or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, the extent of the Company's liability, if any, for past failures to comply with laws, regulations and permits applicable to its operations cannot be determined.

Discontinued Operations

     Information concerning discontinued operations in note F, "Notes To Consolidated Financial Statements" incorporated into
Item 8 of this Form 10K is incorporated herein by reference.

Other

     Information concerning order backlogs in "Management's Discussion and Analysis of Results of Operations and Financial Condition, Consolidated Company Results, Fiscal 1998 Verses Fiscal 1997" incorporated into Item 7 of this Form 10K is incorporated herein by reference.









Item 2. PROPERTIES

    The following table provides a description of Delta Mills, Inc. principal production and warehouse facilities.

                                             Approximate
                                                Square
          Location              Utilization     Footage        Owned/Leased


Greenville, SC Admin. Offices                      17,400      Leased (1)
Beattie Plant, Fountain Inn, SC   spin/weave      390,000       Owned (2)
Furman Plant, Fountain Inn, SC         weave      155,000       Owned (2)
Estes Plant, Piedmont, SC         spin/weave      332,000       Owned (2)
Delta 3 Plant, Wallace, SC        dye/finish      555,000       Owned (2)
Cypress Plant, Pamplico, SC             spin      144,000       Owned (2)
Pamplico Plant, Pamplico, SC      spin/weave      275,000       Owned (2)
Delta 2 Plant, Wallace, SC        dye/finish      347,000       Owned (2)
Catawba Plant, Maiden, NC               spin      115,000       Owned
Rainsford Plant, Edgefield, SC          spin      296,000       Owned

Discontinued Operations
Greer, SC Admin.                     Offices       12,000       Owned
Carter Plant, Wallace, NC         dye/finish      485,000       Owned
Holly Plant, Wallace, NC         knit/finish      224,000       Owned

(1) Lease expires in December 1998 with the right to renew for two additional five year periods.
(2) Titles to these facilities and substantially all of the equipment located in such facilities are held by three South Carolina counties under a fee-in-lieu-of-taxes arrangement, which has the effect of substantially reducing the Company's property taxes in South Carolina. Although the Company can reacquire such property at a nominal price, this would currently cause a significant increase in the amount of property taxes paid by the Company.

     Except as noted above all of the above facilities are owned by Delta Mills, Inc.

     Delta Mills, Inc. leases sales offices in New York, NY. The lease on the sales offices expires December 2004. A small sales office is leased in Dallas on a month to month basis. The Dallas lease is currently being negotiated for a longer term agreement.

     At the date of execution of this Form 10-K, the Company believes that the finished fabrics plants are operating near full capacity. The unfinished fabrics plant is operating at less than full capacity.

     The Company believes that its equipment and facilities are generally adequate to allow it to remain competitive with its principal competitors.

     The Company's accounts receivable and inventory, and certain other intangible property secure the company's credit facility.
Item 3. LEGAL PROCEEDINGS

     From time to time the Company and its subsidiaries are defendants in legal actions involving claims arising in the normal course of its business, including product liability claims. The Company believes that, as a result of its legal defenses, insurance arrangements and indemnification provisions with financially capable parties, none of these actions is reasonably likely to have a material adverse effect on its results of operations or financial condition taken as a whole.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the Company's 1998 fiscal year.

                            PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                         RELATED STOCKHOLDER MATTERS

     Not applicable

ITEM 6
SELECTED FINANCIAL DATA
In Thousands, Except Ratios
                                                           Fiscal Year (1)
Statements of Operations Data:(1)

                                     1998         1997         1996         1995         1994
Net Sales                          $364,395     $358,204     $317,446     $308,526     $303,278
Cost of Goods Sold                  300,556      293,145      283,776      272,413      256,784
Gross Profit                         63,839       65,059       33,670       36,113       46,494

Selling, general and administrat     17,585       16,323       13,624       14,388       13,851
Restructuring charges                                           1,596
Other income(expense)                   146        1,553         (908)         197          118
Operating Profit                     46,400       50,289       17,542       21,528       32,525
Interest expense                     19,324       14,212       14,026       12,211       10,664
Interest (income)                      (152)           0          (19)
Income from Continuing Operations
  Before Income Tax                  27,228       36,077        3,535        9,317       21,861
Income taxes                         10,743       14,187        1,361        6,309        8,631
Income from Continuing Operation     16,485       21,890        2,174        3,008       13,230
Loss from Discontinued Operation    (25,909)      (5,337)     (26,973)       2,045       (8,375)
Net Income(Loss)                    ($9,424)     $16,553     ($24,799)      $5,053       $4,855


Other Data:(1)

Depreciation and amortization       $14,127      $13,840      $12,238      $10,444      $10,616

Capital expenditures                  4,065       14,122       43,378       35,704        7,089

EBITDA  (2)                          60,375       64,129       29,761       31,972       43,141

Ratio of EBITDA to interest expe        3.1          4.5          2.1          3.0          3.4

Balance Sheet Data: (1)

Working Capital (deficit)          $107,423      ($7,525)     $16,010      $50,421      $59,320

Total assets                        290,290      345,010      333,577      336,672      318,468

Total debt and other long-term
obligations (3)                     176,635      268,658      289,587      252,750      249,530

Shareholder's equity (deficit)       40,078        7,844       (8,709)      16,090       11,122


NOTES TO SELECTED FINANCIAL DATA

(1)   The amounts presented above for prior years have been restated to conform to the fiscal 1998 presentation of operations.  The Stevcoknit  knitted fabrics business is presented as part of discontinued operations.

(2)   "EBITDA" is defined herein as income (loss) before income taxes, plus depreciation and amortization expense expense, plus impairment and restructuring charges (credits).  While EBITDA should not be construed as an a operating earnings (loss) or net income(loss), or as an indicator of operating performance or liquidity, th that the ratio of EBITDA to interest expense is a measure that is commonly used to evaluate a company's abi debt.

(3)   Total debt and other long-term obligations, on an historical basis consist of the long-term debt due to affi payable to affiliate and the noninterest-bearing payable affiliates.  See Notes C and E to the Consolidated


Item 7

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains certain "forward-looking statements". All statements, other than statements of historical fact, that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such matters as future revenues, future cost savings, future capital expenditures, business strategy, competitive strengths, goals, plans, references to future success and other such information are forward-looking statements. The words "estimate", "project", "anticipate", "expect", "intend", "believe" and similar expressions are intended to identify forward-looking statements.

     The forward-looking statements in this Annual Report are based on the Company's expectations and are subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. These risks and uncertainties include, among others, changes in the retail demand for apparel products, the cost of raw materials, competitive conditions in the apparel and textile industries and the relative strength of the United States dollar as against other currencies and the discovery of unknown conditions (such as with respect to environmental matters, Year 2000 readiness and similar items). The Company does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.

Year Ended June 27, 1998 Compared to Year Ended June 28,
1997

     Net Sales. Consolidated net sales for the year ended June 27,1998 totaled $364.4 million, as compared to $358.2 million for the year ended June 28,1997, an increase of 1.7% resulting from a increase in unit sales. The increase came from the sales of finished fabric to commercial and government accounts due to increased demand. These increases were chiefly offset by a sharp, 32% decline in unfinished greige fabric sold to converters due to decreased demand.

     Gross Profit. Consolidated gross profit margin for the year ended June 27,1998 was 17.5 %, as compared to 18.2% for the year ended June 28,1997, a decrease of .7 %. This decline was due principally to the decline in the unfinished woven fabrics market due to volume, price, and manufacturing degree of operations.

     Selling General and Administrative Expenses. During the year ended June 27,1998, selling, general and administrative expenses were $17.6 million, as compared to $ 15.9 million during the year ended June 28,1997, an increase of $1.7million or 10.7%. For the year ended June 27, 1998, expenses in this category were 4.83% of net sales as compared to 4.44% of net sales for the year ended June 28, 1997. The increase was due to distribution cost related to sales volume increases, fixed administrative services cost and one time cost associated with information technology system studies. Management believes it has effectively controlled its selling, general and administrative expenses as a percentage of net sales.

     Operating Earnings. Operating earnings for the year ended
June 27, 1998 were $46.4 million, as compared to $50.6 million for the year ended June 28, 1997. The decline in operating earnings was due to the factors described above.

     Net Interest Expense. For the year ended June 27, 1998, net interest expense was $19.2 million, as compared to $14.2
million for the year ended June 28, 1997.   The increase in
interest expense was primarily a result of the higher interest rates on the senior notes (9.625%) compared to intercompany debt at lower rates in the 1997 fiscal year.






Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Year Ended June 27, 1998 Compared to Year Ended June 28,  1997
(Continued)


     Taxes.  The effective tax rate of 39.5% year ended June
27, 1998 is approximately the same as the effective tax rate for the year ended June 28, 1997.

     Net Income. Net income for the year ended June 27, 1998 was $16.5 million, as compared to $22.0 million for the year ended June 28, 1997. The decrease was due to the factors described above.

     Order Backlog. The Company's order backlog at June 27, 1998 was $106.6 million, a 11.1% decrease from the $119.9 million order backlog at June 28, 1997. The majority of this decrease was attributable to a 76% decline in the unfinished woven fabrics order backlog and a 33% decrease in the finished woven government fabrics order backlog. Both decreases were due to market conditions in these businesses. The Company believes that backlog orders are generally indicative of future sales.

Year Ended June 28, 1997 Compared to Year Ended June 29, 1996

   Net Sales. Consolidated net sales for fiscal year 1997 totaled $358.2 million, as compared to
$317.4 million for fiscal year 1996, an increase of 12.8% resulting from an increase in unit sales and unit prices. Sales to commercial accounts increased due both to increased demand and to additional finishing capacity resulting from recent capital expenditures. This increase more than offset a decrease in sales of woven fabrics to the government due to a slowdown in procurement activity.

   Gross Profit. Gross profit margin in fiscal year 1997 was 18.2%, as compared to 10.6% in fiscal year 1996, an increase of 71.2%. During fiscal year 1997, this improvement was due principally to higher sales, lower raw material costs and improved efficiencies resulting from the modernization project at the Beattie spinning and weaving plant.

    Selling, General and Administrative Expenses.   During
     fiscal year 1997, selling, general and
administrative expenses were $17.6 million, as compared to $16.3 million during fiscal year 1996, An increase of 7.7%. Although expenses in this category increased on an absolute basis, (due to increased sales), selling, general and administrative expenses for fiscal year 1997 were approximately the same as in
1996 as a percent of net sales.

    Operating Earnings.  Operating earnings for fiscal year
     1997 were $50.3 million, as compared to
$17.5 million in fiscal year 1996, an improvement of $32.8 million. This improvement was due to higher sales, lower raw material cost and improved efficiencies.

    Net Interest Expense.   During fiscal year 1997, net
     interest expense was $14.2 million, as
compared to $14.0 million in fiscal year 1996, due principally to higher rates of interest.

    Taxes.  The estimated effective tax rate for fiscal year
     1997 was 39.3%, as compared to an
effective tax benefit rate of 38.5% for fiscal year 1996. The lower tax rate in fiscal year 1996 is primarily the result of the effect of nondeductible permanent differences on pretax losses in fiscal year 1996 compared to pretax earnings in fiscal year 1997.

   Net Income.  During fiscal year 1997, net income was $21.9 million, as compared to $2.2
million in fiscal year 1996. This significant improvement is due to the factors described above.

     Order Backlog. The Company's order backlog at June 28, 1997 was $119.9 million, a 60% increase from the $74.9 million order backlog at June 29, 1996. This increase was attributable to a 116% increase in finished woven fabrics for commercial customers and was somewhat offset by a 42% decrease


Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Year Ended June 28, 1997 Compared to Year Ended June 29, 1996
(Continued)

in the unfinished woven fabrics order backlog. These changes in the order backlog was due to improved market conditions and increased capacity associated with the modernization project at the Beattie spinning and weaving plant. The Company believes that backlog orders are generally indicative of future sales.

LIQUIDITY AND SOURCES OF CAPITAL

            During fiscal 1998, the Company financed its capital expenditures primarily through cash generated from operations. Increases in inventory were offset by reductions in accounts receivable, other operating assets, and increases in certain operating liabilities.

            The Company generated operating cash flows of $32.1, $34.8, and $22.6 million for the 1998,
1997,and 1996 fiscal years, respectively.  The Company
generated cash from investing activities of $6.6   million in
fiscal year 1998 but used $13.4, and $44.4 million in fiscal years 1997 and 1996 respectively primarily to finance capital expenditures, including equipment purchases. Cash generated in 1998 from investing activities was primarily from the disposal of discontinued assets.

           On August 25, 1997 the Company issued $150 million of unsecured ten-year senior notes at an interest rate of 9.625%, and obtained a secured five-year $100 million revolving line of credit. The Interest rate on the revolving credit facility at June 27, 1998 was 7.4%. The revolving line of credit is secured by accounts receivable and inventory with a net book value of approximately $155 million.

          After borrowings as described above, the Company had $ 63 million and $42 million available under the revolving credit agreement, on June 27, 1998 and August 25, 1997 respectively.

          The new credit facility and the senior notes contain restrictive covenants which include minimum tangible net worth and certain other minimum financial ratios.
The agreement also restricts additional indebtedness, dividends and capital expenditures.

             During fiscal 1998, the Company had capital expenditures of approximately $4.1 million primarily for capital improvements, new equipment, and computer system upgrades. During fiscal 1999, the
Company plans to spend approximately $10 million for capital improvements, new equipment, and computer system upgrades. With the exception of certain discontinued facilities , the Company believes that its equipment and facilities are generally adequate to allow it to remain competitive with its principal competitors.

           We have considered the impact of Year 2000 issues on our computer systems and applications and developed a remediation plan. Conversion activities are in process and we expect conversion and testing to be completed during fiscal 1999. Expenditures in fiscal 1998 for the Year 2000 project amounted to $21,000 and we expect that completion of the various projects will result in additional expenditures of approximately $200,000.

           The carryback of the net losses for fiscal 1996 resulted in a refund of approximately $8.5 million in early part of fiscal year 1997.

            The Company believes that cash flow generated by its operations and funds available under its new credit lines should be sufficient to service its bank debt, to satisfy its day-to-day working capital needs, and to fund its planned capital expenditures.





Item 7   MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

ENVIRONMENTAL AND REGULATORY MATTERS

     Two of the Company's South Carolina plants, the textile segment's Delta 2 and 3 finishing plants, have been unable to comply with certain toxicity and other permit-related limits contained in a National
Pollutant Discharge Elimination system ("NPDES") permit held by the Company. The Company is working with the appropriate state agency to address these issues. To attempt to achieve compliance, the
Company has completed the upgrades at a cost of approximately $2.3 million and believes that the required effluent limits will be achieved by November 1, 1998. Although there is no assurance that the Company will be successful, and it could face additional administrative penalties if it is not, the Company does not currently believe that these matters will have a material adverse impact on the Company.

     The Company is currently assessing certain wastewater treatment system basins of a North Carolina plant that is no longer in operation but was a likely source of groundwater contamination. The company currently has no plans to remediate any groundwater contamination. Although no assurance can be provided, The Company does not currently believe that this matter will have a material adverse impact on the Company.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET
 RISK

Commodity Risk Sensitivity

     As a part of Delta Woodside's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton for the Company. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general.

                        Carrying Amount   Fair Value
(In thousands)

Cotton in inventory          $2,443         $2,456

Fiscal year 1999 fixed price
  purchase commitments      $48,288        $51,437

Fiscal year 2000 fixed price
  purchase commitments      $ 7,345        $ 7,441

Interest Rate Sensitivity

     The following debt obligations are
     sensitive to changes in interest rates:

          $150 million of unsecured ten year senior notes due
          2007 at a fixed rate of 9.625%.

          $100 million of secured five year revolving credit facility expiring 2002 with interest of 7.4% at June 27, 1998. Interest is based on LIBOR.






Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Page
Report of KPMG Peat Marwick LLP............................................F2

Consolidated Balance Sheets as of June 27, 1998 and June 28, 1997..........F3

Consolidated Statements of Operations for the fiscal years
ended June 27, 1998. June 28, 1997, and June 29, 1996......................F4

Consolidated Statements of Shareholder's Equity  for the fiscal years ended June 27, 1998, June 28, 1997, June 29, 1996, and July 1, 1995........F5

Consolidated Statements of Cash Flows for the fiscal years
ended June 27, 1998, June 28, 1997, June 29, 1996.. .......................F6

Notes to Consolidated Finanacial Statements................................F7




                              F1

INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS
Delta Mills, Inc.

We have audited the accompanying consolidated balance sheets of Delta Mills, Inc.as of June 27, 1998 and June 28, 1997 and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the years in the three-year period ended June 27, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Mills, Inc. at June 27, 1998 and June 28, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 27,1998, in conformity with generally accepted accounting principles.



Greenville, South Carolina
August 14, 1998


CONSOLIDATED BALANCE SHEETS
Delta Mills Inc.
(In Thousands)

                                                  June 27, 1998June 28, 1997
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                              $544       $1,095
  Accounts receivable:
     Factor and other                                  82,454       84,041
     Affiliates                                         6,783        2,953
                                                       89,237       86,994
     Less allowances for doubtful accounts and ret        246          128
                                                       88,991       86,866
  Inventories
     Finished goods                                    10,427        7,178
     Work in process                                   37,000       39,619
     Raw materials and supplies                         8,412        8,806
                                                       55,839       55,603

  Current assets of discontinued operations            15,484       40,431
  Deferred income taxes and other assets                2,567        3,463
                                TOTAL CURRENT ASSE    163,425      187,458

PROPERTY, PLANT AND EQUIPMENT, at cost
     Land and land improvements                         2,892        2,816
     Buildings                                         47,225       46,675
     Machinery and equipment                          145,038      144,122
     Furniture and fixtures                             2,089        2,201
     Construction in progress                           4,643          872
                                                      201,887      196,686
     Less accumulated depreciation                     80,257       61,167
                                                      121,630      135,519

DEFERRED LOAN COSTS
             less accumulated amortization of $ 58      5,223

NONCURRENT ASSETS OF DISCONTINUED
   OPERATIONS                                              12       22,033
                                                     $290,290     $345,010


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                              $23,890      $31,597
  Payable to Affiliates                                 4,493      148,658
  Accrued employee compensation                         4,937        5,932
  Accrued and sundry liabilities                       16,042        8,796
  Restructuring accruals                                6,640
                    TOTAL CURRENT LIABILITIES          56,002      194,983
LONG-TERM DEBT                                        176,635
LOAN PAYABLE TO AFFILIATE                                          120,000
DEFERRED INCOME TAXES                                   7,431       16,547
OTHER LIABILITIES AND DEFERRED CREDITS                 10,144        5,636
SHAREHOLDERS' EQUITY
  Common Stock -- par value $.01 a share -- authorized
    3000 shares, issued and outstanding 100 shares
  Additional paid-in capital                           51,792        2,134
  Retained earnings(deficit)                          (11,714)       5,710
                                                       40,078        7,844
COMMITMENTS AND CONTINGENCIES
                                                     $290,290     $345,010

See notes to consolidated financial statements.
CONSOLIDATED STATEMENTS OF OPERATIONS
Delta Mills Inc.
(In Thousands)

                                        Year Ended   Year Ended   Year Ended

                                       June 27, 1998 June 28, 1997 June 29, 1996
Net Sales                                  $364,395     $358,204     $317,446
Cost of goods sold                          300,556      293,145      283,776
Gross profit                                 63,839       65,059       33,670
Selling, general and administrative
 expenses                                    17,585       16,323       13,624
Restructuring and impairment charge               0            0        1,596
Other income (expense)                          146        1,553         (908)
  OPERATING PROFIT                           46,400       50,289       17,542
Other (expense) income:
  Interest expense                          (17,160)        (413)        (312)
  Interest income                               152                        19
  Affiliate interest exp                     (2,164)     (13,799)     (13,714)
                                            (19,172)     (14,212)     (14,007)
 INCOME FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES             27,228       36,077        3,535
Income tax expense                           10,743       14,187        1,361
 INCOME FROM CONTINUING
  OPERATIONS                                 16,485       21,890        2,174

 (Loss) on disposal of discontinued operations less
   applicable income taxes                  (21,079)

 (Loss) from operations of discontinued businesses less
   applicable income taxes                   (4,830)      (5,337)     (26,973)

 (Loss) from discontinued operations        (25,909)      (5,337)     (26,973)

NET INCOME (LOSS)                           ($9,424)     $16,553     ($24,799)


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
Delta Mills Inc.
(In Thousands)                                                               Additional                     Total

                                                           Common Stock         Paid-In     Retained  Shareholder's
                                                       Shares       Amount      Capital     Earnings       Equity

Balance at July 1, 1995                                   100           $0       $2,134      $13,956       16,090
  Net loss                                                                                   (24,799)     (24,799)
Balance at June 29, 1996                                  100            0        2,134      (10,843)      (8,709)
  Net income                                                                                  16,553       16,553
Balance at June 28, 1997                                  100            0        2,134        5,710        7,844
  Net (loss)                                                                                  (9,424)      (9,424)
  Cash dividends paid                                                                         (8,000)      (8,000)
  Capital Contribution                                                           49,658                    49,658
Balance at June 27, 1998                                  100           $0      $51,792     ($11,714)     $40,078

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Delta Mills Inc.
(In Thousands)

                                                   Year Ended   Year Ended   Year Ended
                                                  June 27, 1998June 28, 1997June 29, 1996

OPERATING ACTIVITIES
  Net income (loss)                                   ($9,424)     $16,553     ($24,799)
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                      14,095       13,910       12,249
     Amortization                                          32          (70)         (11)
     Discontinued operations                           41,080       (1,788)      27,504
     Write-down of property and equipment                                           996
     Provision for losses on accounts receivable          468
     Provision for deferred income taxes               (8,261)       3,152       (2,201)
     Losses (gains) on disposition of property
        and equipment                                      (6)      (1,504)          20
     Deferred compensation                                638          605          428

     Changes in operating assets and liabilities:
        Accounts receivable                             1,895      (14,092)      (1,305)
        Inventories                                      (236)       4,667        9,603
        Other current assets                               41         (349)          91
        Accounts payable and accrued expenses          (8,244)      13,680          (22)

           NET CASH PROVIDED BY
                          OPERATING ACTIVITIES         32,078       34,764       22,553

INVESTING ACTIVITIES
  Property, plant and equipment:
     Purchases                                         (4,065)     (14,122)     (43,378)
     Proceeds of dispositions                              13        2,275        2,480
  Investing activities of discontinued operations      10,686       (1,597)      (3,521)
                           NET CASH PROVIDED(USED) BY
                           INVESTING ACTIVITIES         6,634      (13,444)     (44,419)


FINANCING ACTIVITIES
  Proceeds from revolving lines of credit             137,000
  Repayments on revolving lines of credit            (110,365)
  Scheduled principal payments of long-term debt                   (50,000)
  Net proceeds/(repayments) of loan from parent co   (202,093)      29,731       21,865
  Proceeds from issuance of long-term debt            145,688
  Dividends paid                                       (8,000)
  Other                                                (1,493)
          NET CASH (USED) PROVIDED BY
                        FINANCING ACTIVITIES          (39,263)     (20,269)      21,865

(DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS...                                  (551)       1,051           (1)

Cash and cash equivalents at beginning of year          1,095           44           45

             CASH AND CASH EQUIVALENTS
                                  AT END OF YEAR         $544       $1,095          $44

See notes to consolidated financial statements.



                              F2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A-DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING
POLICIES
Description of Business:    The Company manufactures woven
fabrics which are sold through a separate sales subsidiary. The Company's operations, all within the textile industry, are considered a single business segment.

Basis of Presentation:   The consolidated financial statements
include the accounts of Delta Mills, Inc. and the Delta Mills Marketing, Inc., (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. Delta Mills, Inc. and Delta Mills Marketing , Inc. are wholly-owned subsidiaries of Alchem Capital Corporation, which is a wholly-owned subsidiary of Delta Woodside Industries, Inc. ("DWI"). The Company has one segment that is presented as a discontinued operation, Stevcoknit Fabrics Company, which manufactures and sells knitted fabrics. Certain amounts for the 1997 and 1996 fiscal years have been reclassified to conform to the 1998 presentation of discontinued operations.

Cash Equivalents:   The Company considers all highly liquid
investments having maturities of three months or less when purchased to be cash equivalents.

Inventories:   Inventories are stated at the lower of the cost
or market determined using the first-in , first-out (FIFO) method.

Property, Plant and Equipment:   Property, plant and equipment
is stated on the basis of cost. Depreciation is computed by the straight-line method for financial reporting based on estimated useful lives of three to thirty-two years, but predominantly over seven to ten years, and by accelerated methods for income tax reporting.

Impairment of Long-Lived Assets:   When required by
circumstances, the Company evaluated the recoverability of its long-lived assets by comparing estimated future undiscounted cash flows with the asset's carrying amount to determine if a write-down to market value is required. This policy was formally adopted by the Company in fiscal year 1996.

Revenue Recognition:   Sales are recorded upon shipment or
designation of specific goods for later shipment at customers' request with related risk of ownership passing to such customers.

Deferred Loan Costs: Deferred loan costs are being amortized over periods of five and ten years based on maturity of related debt.

Income Taxes:   Deferred income taxes are recognized for the
tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Environmental Costs:   Environmental compliance cost including
ongoing maintenance, monitoring and similar costs, are expensed as incurred. Environmental remediation costs are accrued, except to the extent costs can be capitalized, when remedial efforts are probable, and the cost can be reasonably estimated.

Cotton Procurement:   The Company contracts to buy cotton with
future delivery dates at fixed prices in order to reduce the effects of fluctuations in the prices of cotton used in the manufacture of its products. These contracts permit settlement by delivery and are not used for trading purposes. The Company commits to fixed prices on a percentage of its
cotton requirements up to eighteen months in the future.   If
market prices for cotton fall below the Company's committed fixed costs and are not recoverable, the differential is charged to income at that time.




NOTE A-(CONTINUED)

Estimates:   The preparation of financial statements in
conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year:   The Company's operations are based on a fifty-
two or fifty-three week fiscal year ending on Saturday closest to June 30. Fiscal years 1996, 1997, and 1998 each consist of 52 weeks.


NOTE B-ACCOUNTS RECEIVABLE

The Company assigns a substantial portion of its trade accounts receivable to a bank under a factor agreement. The assignment of these receivables is primarily without recourse, provided that customer orders are approved by the bank prior to shipment of goods, up to a maximum for each individual account.

The Company operates within the textile industry, and its operations are affected by the relative strength or weakness of the textile markets. The Company has one major customer who accounted for 18%, 22%, and 16% of total net sales of continuing operations for fiscal years 1998, 1997, and 1996, respectively. Another major customer accounted for 11% of sales of continuing operations in fiscal year 1998.

The Company's accounts receivable are due from many companies that produce apparel, home furnishings and other products located throughout the United States. The many companies represented in the Company's accounts receivable, limits to a certain extent, the concentration of credit risk. The Company generally does not require collateral for its accounts receivable.


NOTE C-LONG-TERM DEBT AND LEASES

On August 25, 1997 the Company issued $150 million of unsecured ten-year senior notes at an interest rate of 9.625%, and obtained a secured five-year $100 million revolving line of credit subject to borrowing base limitations. The net proceeds of the senior notes, the initial borrowings under the new revolving line of credit and a capital contribution of the remainder of the intercompany debt were used to repay the long-term debt and current amounts payable to affiliate. At June 27, 1998, the interest rate on the $100 million revolving line of credit was 7.4% based on LIBOR. At June 27, 1998, accounts receivable and inventory with a net book value of approximately $138 million, served as collateral for the $100 million revolving line of credit. Immediately after the borrowing as described above, the Company had $63 million available under the revolving line of credit on June 27, 1998.

The new credit facility and the senior notes contain restrictive covenants, which include restrictions on additional indebtedness, transactions which affiliates, payment of dividends, minimum tangible net worth, and certain other minimum financial ratios and maximum capital expenditures.

The carrying value of the Company's revolving credit agreements approximate fair value since the rates are tied to floating rates. At June 27, 1998 the carrying value of the senior notes was $150,000,000 and the fair value, based on quoted market prices was $150,375,000.

Total interest expense incurred and paid by the Company was $13,563,000, $14,264,000 and $14,261,000 for fiscal years
1998, 1997, and 1996, respectively, of which $302,000 and $523,000 were capitalized during fiscal years 1997, and 1996 respectively.

Rent expense relating to operating leases was approximately
$3,821,000, $2,759,000 and $ 1,309,000 million for fiscal
years 1998, 1997 and 1996 respectively.

NOTE C-(CONTINUED)

Aggregate principal maturities of all long-term debt and minimum payments under operating leases are as follows:

                 Fiscal     Long-term   Operating
                   Year     Debt          Leases

                  1999                $3,363,000
                  2000                 3,355,000
                  2001                 3,352,000
                  2002                 1,932,000
                  2003 $26,635,000       452,000
           Later Years 150,000,000       555,000
                      $176,635,000   $13,009,000



NOTE D-EMPLOYEE BENEFIT PLANS

The Company participates in the Delta Woodside Industries, Inc. retirement and 40l(k) plans.
On September 27, 1997 the Delta Woodside Industries Employee Retirement Plan ("Retirement Plan") merged into the Delta Woodside Employee Savings and Investment Plan ("401(k) Plan"). Future contributions to the 401(k) Plan in lieu of a contribution to the Retirement Plan will be made in cash and not in stock. In the 401(k) Plan employees may elect to convert DWI stock to other funds, but may not increase the amount of stock in their account. Each participant has the right to direct the trustee as to the manner in which shares held are to be voted. The Retirement Plan qualified as an Employee Stock Ownership Plan ("ESOP") under the Internal Revenue Code as a defined contribution plan. Contributions of $236,000 and $270,000 were allocated to participants for fiscal 1997 and 1996, respectively. During fiscal 1998, 1997 and 1996, the Company contributed $455,000 $480,000 and $398,000, respectively, to the 401(k) plan.

The Company also participates in a 501(c)(9) trust, the Delta Woodside Employee Benefit Plan and Trust ("Trust"). The Trust collects both employer and employee contributions from the Company and makes disbursements for health claims and other qualified benefits.

The Company participates in a Deferred Compensation Plan, managed by DWI, which permits certain management employees to defer a portion of their compensation. Deferred compensation accounts are credited with interest and are distributed after retirement, disability or employment termination. As of June 27, 1998 and June 28, 1997, the Company's liability was $5,722,000 and $5,086,000 respectively.

The Company also participates in the Delta Woodside Industries, Inc. Incentive Stock Award Plan and Stock Option Plan. Including associated tax assistance, under the Incentive Stock Award Plan, the Company recognized expense of $404,000 $245,000, and $325,000 for fiscal years 1998, 1997 and 1996, respectively. Under the Stock Option Plan, the Company recognized expense of $104,000, $87,000 and $61,000 for fiscal years 1998, 1997 and 1996, respectively.

NOTE E-AFFILIATED PARTY TRANSACTIONS

The Company participated in a cash management system maintained by Delta Woodside Industries, Inc. until August 25, 1997. Under this system excess cash was forwarded to DWI each day, reducing the current loan payable to affiliate.
Likewise, cash requirements were funded daily by DWI, increasing loan payable to affiliate. Interest was charged on loan payable to affiliate balances based on the weighted





NOTE E-(CONTINUED)

average cost of DWI's borrowings. Accounts receivable due from affiliates include $1.7 million at June 28, 1997 for anticipated refunds of income taxes from Delta Woodside
Industries, Inc.

Receivables from affiliates also include $5.0 million and $1.2 million at June 27, 1998 and June 28, 1997, respectively, resulting from sales to Delta Apparel, an affiliate.

Current payable to affiliates bears no interest and includes
(1) $40.5 million at June 28, 1997, payable to DWI resulting from previous mergers, (2) interest payable of $10.2 million owed Alchem Capital Corporation at June 28, 1997 and (3) other amounts payable to DWI for current activity as described in the following paragraphs.

Affiliated party transactions included in the statements of operations result from a variety of services provided and goods transferred as shown in the following table:

                                1998           1997         1996

Textile and yarn sales      $19,385,000   $29,870,000   $25,600,000
Corporate services expense    2,838,000     3,302,000     3,123,000
Income tax payments (refunds)    88,000   6,261,000     (1,852,000
Payroll taxes,
insurance and
employee related expenses      45,223,000   42,578,000   25,549,000
Printing services expense         220,000      505,000      407,000
Interest expense                2,193,000   13,679,000   13,627,000
Rental income                      95,000       93,000      141,000

As of March 29, 1997, the Company sells textiles and yarn to an affiliate at prices which approximate market. Prior to March 29, 1997, the Company sold textiles and yarn to an affiliate at prices which approximate cost. Corporate services include management, treasury, computer, purchasing, benefits, payroll, auditing, accounting and tax services.
For these services, DWI charges actual cost based on relative usage and other factors. Actual cost is charged for payroll taxes, insurance and employee related expenses which are managed by DWI as a corporate service. Printing services are charged at market prices. Interest was charged based on fixed rates for long-term debt. Interest on loan payable to affiliates was charged based on DWI `s weighted average interest rate. The Company charges affiliates for rent based on estimated cost and space utilized.


NOTE F-DISCONTINUED OPERATIONS AND RESTRUCTURING CHARGES

In the third quarter of fiscal year 1998, the Company has adopted the segment reporting provisions of Financial Accounting Standard 131. This standard requires the Company to report segment information for divisions which engage in business activity, whose operating results are regularly reviewed by the chief operating officer. The Company has one
segment in continuing operations:   Delta Mills Marketing
Company which manufactures and sells woven fabrics for apparel and home furnishings. The Company's other operations include yarn sales to Delta Apparel, a segment of the parent company, Delta Woodside Industries, Inc. Operating profit does not include interest expense or interest income. The Company also has one segment which is presented as a discontinued operation: Stevcoknit Fabrics Company which manufactured and sold knitted fabrics.

On March 3, 1998, the Company made the decision to close Stevcoknit Fabrics. Accordingly, operating results for this segment have been reclassified and reported as discontinued operations. On June 27, 1998 the Company had sold most of the assets of Stevcoknit Fabrics, and expects to complete disposition of this business during calendar year 1998.

In connection with the decision to discontinue this business, the Company recognized a loss on disposal of discontinued operations of $21 million including an income tax benefit of $14 million. The Company

NOTE F- (CONTINUED)

believes that it will recover the net book value of the assets of the Stevcoknit division. At June 27, 1998, the Company had outstanding approximately $11 million in accrued restructuring charges and reserves relating to discontinued operations. These amounts consist of $6.6 million and $4.4 million which are presented as current and noncurrent liabilities,
respectively.   In fiscal year 1996, the Company also
recognized restructuring charges of $1.6 million for plant closings in the woven textile operation. Of the $1.6 million, $1.0 million is for the write-down of property, plant and equipment, and the remainder is for expenses, which were incurred in connection with the plant closings.

The assets of discontinued operations at June 27, 1998 and June 28, 1997 are as follows:

(in thousands)                    June 27, 1998           June 28, 1997

Accounts Receivable                $ 13,893                  $ 18,749
Inventory                             1,529                    21,592
Other current assets                     62                        90
    Total current assets             15,484                    40,431

Property, plant and equipment
 net accumulated depreciation            12                    22,033
Total Assets                       $ 15,496                 $  62,464


 Summarized results of operations for the discontinued business are as follows:


    (in thousands)        June 27, 1998      June 28, 1997    June 29, 1996

    Net Sales                 $91,153           $106,344          $85,015
    Cost and expense          112,899            115,213          127,052
    (Loss) before income tax  (21,746)            (8,869)         (42,037)
    Income tax (benefit)      (16,916)            (3,532)         (15,064)

    (Loss) from
    operations of
    discontinued operations   $(4,830)           $(5,337)         $(26,973

                                              )


NOTE G-INCOME TAXES

The Company reports federal income taxes in the consolidated return of its parent Delta Woodside Industries, Inc. (DWI) and had taxable income of $7.7 million which will be reported in the fiscal 1998 consolidated Federal income tax return of its parent, DWI. The consolidated group had a tax loss of $27 million, which will be carried forward to offset future taxable income. The Federal income tax obligation or refund that is allocated to the Company is determined as if the Company were filing a separate Federal income tax return. The Company's Federal tax liability or receivable is paid to or is a receivable from the parent company.

The Company had a Federal net operating loss carryforward of $1.9 million which expired unused at the end of fiscal 1996. The Company utilized its state NOL carryovers of approximately $ 9 million and $18 million for 1998 and 1997 respectively.

The Company's gross deferred tax assets are reduced by a valuation allowance to net deferred tax assets considered by management to be more likely than not realizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Deferred income taxes reflect the net tax effects of temporary differences between the financial statement amounts and amounts reported for income tax purposes. There was no change in the valuation allowance from 1997 to 1998.
NOTE G-(Continued)

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                    1998         1997

Assets
Restructuring reserves                          $3,708,000
Deferred compensation                            2,203,000     $1,958,000
Net operating loss carryforwards                   131,000         81,000
Accrued and sundry liabilities                   2,410,000      2,315,000
Inventory                                          557,000        744,000
Allowance for doubtful accounts & sales returns    573,000        184,000
Subtotal                                         9,582,000      5,282,000
Valuation allowance                                (37,000)       (37,000)
Deferred tax assets                              9,545,000      5,245,000
Liabilities:
Depreciation                                    13,434,000     18,549,000
Other                                            1,343,000        189,000
Deferred tax liabilities                        14,777,000     18,738,000
 Net deferred tax liabilities                   $5,232,000    $13,493,000

Significant components of the provision for income taxes are as follows:


                                       1998        1997           1996

Current:
     Federal income taxes           $2,014,000    $ 7,352,000   $(11,583,000)
     State income taxes                 74,000        150,000         81,000
           Total current            $2,088,000    $ 7,502,000   $(11,502,000)

Deferred:
   Federal income taxes (benefits) ($7,060,000)    $2,710,000    $(1,886,000)
   State income taxes (benefits)    (1,201,000)       442,000       (315,000)
           Total Deferred           (8,261,000)     3,152,000    ( 2,201,000)
Total provision                    ($6,173,000)   $10,654,000  $ (13,703,000)

The reconciliation of income tax expense (benefit) computed at the Federal statutory tax rate:
                                1998           1997          1996

Income tax expense (benefit)
at statutory rates          $(5,459,000)   $9,523,000  $(13,476,000)
State taxes (benefits) net
of federal benefit             (733,000)      385,000      (152,000)
Other                            19,000       746,000       (75,000)
                            ($6,173,000)  $10,654,000 $ (13,703,000)

The Company made tax payments of $110,000 and $6,261,000 during fiscal years 1998 and 1997 respectively. During fiscal
1996, the Company received tax refunds of $1,852,000.



NOTE H-SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

Delta Mills Marketing, Inc. (the "Guarantor") does not comprise a material portion of the Company's assets or operations. The Guarantor is a wholly-owned subsidiary of the Company and has fully and unconditionally guaranteed, (the "Guarantee") the Company's payment of principal, premium, interest and certain liquidated damages, if any, on the Company's senior notes (the "Notes"). The Guarantor's liability under the Guarantee is limited to such amount, the payment of which would not have left the guarantor insolvent or with unreasonably small capital at the time its Guarantee is entered into, after giving effect to the incurrance of existing indebtedness immediately prior to such time.

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

Summarized financial information for the Guarantor is as follows (in thousands):

                    June 27, 1998  June 28, 1997
 Current assets         1,301            2,507
Noncurrent assets         412               163
Current Liabilities     1,428            1,630
Noncurrent              1,260            1,035
liabilities
Stockholders'            (975)                5
equity (deficit)

Summarized results of operations for the Guarantor are as follows (in thousands):


                                Twelve Months
                                Ended
                           June     June    June 29,
                           27,      28,
                           1998     1997      1996
Net sales -intercompany   $6,177   $6,041    $5,294
commissions
Cost and expenses          5,346    5,104     4,253
Income from continuing
operations                   468      513       585
(Loss) from discontinued
operations                (1,450)  (1,006)     (802)
Net (loss)                  (982)    (498)     (217)


NOTE I-COMMITMENTS AND CONTINGENCIES

During fiscal year 1999, the Company plans to spend approximately $10 million for capital improvements. The
Company has entered into agreements, and has fixed prices, to purchase cotton for the use in its manufacturing operations. At June 27, 1998 minimum payments under these contracts with non-cancelable contract terms were $30 million in fiscal year 1999 and $4.4 million in fiscal year 2000.

Two of the Company's South Carolina plants, the textile segment's Delta 2 and 3 finishing plants, have been unable to comply with certain toxicity and other permit-related limits contained in a National







NOTE I-(CONTINUED)

Pollutant Discharge Elimination system ("NPDES") permit held by the Company. The Company is working with the appropriate state agency to address these issues. To attempt to achieve compliance, the Company has completed the upgrades at a cost of approximately $2.3 million and believes that the required effluent limits will be achieved by November 1, 1998.
Although there is no assurance that the Company will be successful, and it could face additional administrative penalties if it is not, the Company does not currently believe that these matters will have a material adverse impact on the Company.

The Company is currently assessing certain wastewater treatment system basins of a North Carolina plant that is no longer in operation but was a likely source of groundwater contamination. The company currently has no plans to remediate any groundwater contamination. Although no assurance can be provided, The Company does not currently believe that this matter will have a material adverse impact on the Company.

NOTE J-QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended June 27, 1998 and June 28, 1997.

Quarter Ended

                         September 27   December 27    March 28   June 27
(In thousands)
Net sales                        $92,383         $89,285      $81,071    $101,656
Gross profit                      17,025          15,006       14,497      17,311
Income from continuing operations  5,303           3,632        3,048       4,502
Net income (loss)                  3,666           1,907      (19,499)      4,502

                                   September 28   December 28 March 29  June 28
(In thousands)

1997
Net sales                        $99,939       $119,220      $115,078    $130,311
Gross profit                      13,188         15,695        16,489      19,798
Income from continuing operations  3,793          5,197         5,378       7,522
Net income (loss)                  2,512          4,129         4,062       5,850


During the third quarter of fiscal year 1998, the Company recognized restructuring and impairment charges



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.







                           PART III


     Items 10-13 to be filed by amendment.


                            PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON
FORM 8-K

               (a) (1) and (2)     Financial Statements and
Financial Statement                               Schedules

               The response to this portion of Item 14 is set forth on page F-2 included herein, which response is incorporated herein by reference.

          (3)   Listing of Exhibits:*































































































































































































































































































               (b)  Reports on Form 8-K

               No report on Form 8-K was filed during the quarter ended June 28, 1997.

               (c)  Exhibits

               The response to this portion of Item 14 is submitted as a separate section of this report.

               (d)  Financial Statement Schedules

               The response to this portion of Item 14 is submitted as a separate section of this report.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DELTA MILLS, INC.


                       9/25/98                                 /s/ E.
Erwin Maddrey, II
                Date                         E. Erwin Maddrey, II
                                   President, Chief Executive Officer
                                   and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ C.C. Guy                       9/25/98
/s/ E. Erwin Maddrey, II       9/25/98
C. C. Guy                                Date               E. Erwin
Maddrey, II                  Date
Director                                     President, Chief
Executive Officer
                                   and Director

   /s/ Buck A. Mickel             9/25/98
/s/ Bettis C. Rainsford          9/25/98
Buck A. Mickel                       Date              Bettis C.
Rainsford                       Date
Director                           Executive Vice President,
                                   Chief Financial Officer, Treasurer
                                   and Director



/s/ Robert W. Humpherys      9/25/98

Robert  W. Humphreys               Date
                                          Vice President-Finance and
Assistant
                                      Secretary





















FORM 10-K--ITEM 14(a)(1) AND (2)




DELTA MILLS, INC.

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of Delta Mills, Inc.
and for the Year ended June 27, 1998 are incorporated by reference in
Item 8:

     Consolidated balance sheets-June 27, 1998 and June 28, 1997.

     Consolidated statements of operations--Years ended June 27, 1998 and June 28, 1997, and June 29,1996.

     Consolidated statements of shareholders' equity-- Years ended
     June 27, 1998 and June 28, 1997, and June 29,1996.

             Consolidated statements of cash flows-- Years ended June
     27, 1998 and June 28, 1997, and June 29,1996.

     Notes to consolidated financial statements.

The following consolidated financial statement schedule of Delta
Woodside Industries, Inc. is included in Item 14(d):

     Schedule II -- Valuation and qualifying accounts


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted. Columns omitted from schedules filed have been omitted because the information is not applicable.










                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                DELTA MILLS, INC.


     COL. A        COL. B                 COL. C               COL. D                 COL. E
                                         ADDITIONS
                          Balance at
 DESCRIPTION             Beginning         (1)           (2)        Deductions          Balance at End
                        of Period                                                          of Period
                                  Charged to Costs Charged to Other    Describe
                                   and Expenses   Accounts-Describe

Deducted from asset accounts
  Allowance for doubtful accounts:
Year ended June 27, 1998  $128,000                                                        $246,000
Year ended June 28, 1997   $99,000                                                        $128,000
Year ended June 29, 1996  $160,000                                                         $99,000

Inventory reserves:
Year Ended June 27, 1998 $2,638,000                                                     $3,452,000
Year ended June 28, 1997 $5,322,000                                                     $2,638,000
Year ended June 29, 1996 $5,452,000                                                     $5,322,000

                            August 14, 1998
                             EXHIBIT INDEX


21        Subsidiaries of the Company.

23.1                        Independent Auditors' Report, June 27, 1998

