Form 10-K/A
period 1998-06-27
DELTA MILLS INC
filed 1998-10-19
CIK 1046860

1
                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K/A
                                Amendment 1

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 1998

                                    OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 333-37617

                           DELTA MILLS, INC.

      (Exact name of registrant as specified in its charter)

             DELAWARE                       13- 2677657
  (State of Incorporation)              (I.R.S. Employer Identification No.)

233 N. Main Street,  Suite 200
Greenville, South Carolina                         29601
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


                             Delta Mills, Inc.
                  For the fiscal year ended June 27,1998
                          Form 10-K Annual Report

                             Table of Contents

Part I                                                                 Page

Item 1.        Business                                                 1
Item 2.        Properties                                               5
Item 3.        Legal Proceedings                                        6
Item 4.        Submission of Matters to a Vote of Security
                Holders (None)                                          6

Part II

Item 5.        Market for Registrant's Common equity and Related
                Stockholder Matters.                                    7
Item 6.        Selected Financial Data                                  8
Item 7.        Management's discussion and Analysis of
               Financial Condition and Results of Operations            9
Item 7A.       Quantitative and Qualitative Disclosures about Market
                Risk                                                   13
Item 8.        Financial Statements and Supplementary Data             14
Item 9.        Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure (None)           21

Part III

Item 10.       Directors and Executive Officers of the Registrant      22
Item 11.       Executive Compensation                                  22
Item 12.       Security Ownership of Certain Beneficial Owners
                and Management                                         22
Item 13.       Certain Relationships and Related Transactions          22

Part IV

Item 14.       Exhibits, Financial Statement Schedule and
                Reports on Form 8-K                                   23

Item 1  BUSINESS

General

     Delta Mills, Inc. ("Delta Mills" or the "Company") is a Delaware corporation with its principal executive offices located at 233 North Main Street, Suite [200], Greenville, South Carolina 29601 (telephone number:
864-232-8301). The Company is a wholly owned subsidiary of Delta Woodside Industries, Inc., a South Carolina corporation, the common stock of which is listed on the New York Stock Exchange. Unless the context otherwise requires, all references herein to "Delta Mills" or the "Company" refer to Delta Mills, Inc. and any of its existing and future subsidiaries.

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

     The Company is a leading manufacturer and marketer of woven finished and unfinished (or greige) cotton, synthetic and blended fabrics, which are sold for the ultimate production of apparel, home furnishings and other products. The company sells a broad range of fabrics primarily to branded apparel manufacturers and resellers, including Levi Strauss, Haggar Corp., the Wrangler r and Leer divisions of V.F. Corporation, Farah Incorporated, Kellwood Company and Liz Claiborne, Inc. and private label apparel manufacturers for J.C. Penney Company, Inc., Sears, Roebuck & Co., Wal Mart Stores, Inc. and other retailers. The Company believes that it is a leading producer of cotton pants-weight woven fabric used in the manufacture of casual slacks such as Levi Strauss' Dockersr and Haggar Corp.'s Wrinkle-freer. Other apparel items manufactured with the Company's woven fabrics include women's chinos pants, women's blazers, career apparel (uniforms) and battle dress camouflage military uniforms. The Company generated net sales of $364 million, $358 million, and $317 million respectively during fiscal years 1998, 1997 and 1996.

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


Item 1 (Continued)

Competition

     The Company sells primarily to domestic apparel manufacturers, many of which operate offshore sewing operations. The Company competes with numerous domestic and foreign fabric manufacturers, including companies larger in size and having greater financial resources than the Company. The principal competitive factors in both the woven and knitted fabrics markets are price, service, delivery time, quality and flexibility, with the relative importance of each factor depending upon the needs of particular customers and the specific product offering. Management believes that the Company maintains its ability to compete effectively by providing its customers with a broad array of high-quality fabrics at competitive prices on a timely basis.

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

Environmental and Regulatory Matters

     The Company is subject to various federal, state and local environmental laws and regulations concerning, among other things, wastewater discharges, storm water flows, air emissions, ozone depletion and solid waste disposal. The Company's plants generate very small quantities of hazardous waste which are either recycled or disposed of offsite. Most of its plants are required to possess one or more discharge permits.


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

Other

     Information concerning order backlogs in "Management's Discussion and Analysis of Results of Operations and Financial Condition, Consolidated Company Results, Fiscal 1998 Versus Fiscal 1997" incorporated into Item 7 of this Form 10K is incorporated herein by reference.


Item 2  PROPERTIES

   The following table provides a description of Delta Mills, Inc.
principal production and warehouse facilities.
                                                 Approximate
                                                   Square
  Location                        Utilization      Footage      Owned/Leased

Greenville, SC                   Admin. Offices     17,400        Leased(1)
Beattie Plant, Fountain Inn,     SC spin/weave     390,000        Owned (2)
Furman Plant, Fountain Inn, SC           weave     155,000        Owned (2)
Estes Plant, Piedmont, SC           spin/weave     332,000        Owned (2)
Delta 3 Plant, Wallace, SC          dye/finish     555,000        Owned (2)
Cypress Plant, Pamplico, SC               spin     144,000        Owned (2)
Pamplico Plant, Pamplico, SC        spin/weave     275,000        Owned (2)
Delta 2 Plant, Wallace, SC          dye/finish     347,000        Owned (2)
Catawba Plant, Maiden, NC                 spin     115,000        Owned
Rainsford Plant, Edgefield, SC            spin     296,000        Owned

Discontinued Operations
Greer, SC                        Admin. Office       12,000       Owned
Carter Plant, Wallace, NC           dye/finish      485,000       Owned
Holly Plant, Wallace, NC           knit/finish      224,000       Owned


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

     Delta Mills Marketing, Inc. leases sales offices in New York, NY. The lease on the sales offices expires December 2004. A small sales office is leased in Dallas on a month to month basis. The Dallas lease is currently being negotiated for a longer term agreement.

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

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

     Not applicable.

Item 6.  SELECTED FINANCIAL DATA
In Thousands, Except Ratios
                                  Fiscal Year (1)

                              1998       1997       1996      1995      1994


Net Sales                   364,395   $358,204  $317,446   $308,526  $303,278
Cost of Goods Sold          300,556    293,145   283,776    272,413   256,784
Gross Profit                 63,839     65,059    33,670     36,113    46,494
Selling, General and
  administrative expenses    17,585     16,323    13,624     14,388    13,972
Restructuring charges                              1,596                1,330
Other income (expense)          146      1,553      (908)      (197)     (102)
Operating profit             46,400     50,289    17,542     21,528    31,090
Interest expense             19,324     14,212    14,026     12,251    10,795
Interest (income)              (152)         0       (19)       (39)     (131)
Income from Continuing
  Operations Before
  Income Taxes               27,228     36,077     3,535      9,316    20,426
Income Taxes                 10,743     14,187     1,361      3,588     7,864
Income from Continuing
  Operations                 16,485     21,890     2,174       5,728   12,562
Loss from Discontinued
  Operations                (25,909)    (5,337)  (26,973)       (677)  (9,142)
Net Income (Loss)            (9,424)    16,553   (24,799)      5,051    3,420


 Other Data:(1)
Depreciation and
  amortization              $14,127    $13,840  $12,238      $10,444  $10,616
Capital expenditures          4,065     14,122   43,378       35,704    7,089
EBITDA (2)                   60,375     64,129   29,761       31,933   41,575
Ratio of EBITDA to
  interest expense (2)          3.1        4.5      2.1          3.0      3.4
Balance Sheet Data: (1)
Working Capital (deficit)  $107,423    ($7,525) $16,010      $50,421  $59,320
Total assets                290,290    345,010  333,577      336,672  318,468
Total debt and other long-
  term obligations (4)      176,635    268,658  289,587      252,750  249,530
Shareholders' Equity
  (deficit)                  40,078      7,844   (8,709)      16,090   11,122

NOTES TO SELECTED FINANCIAL DATA

(1) The amounts presented above for prior years have been restated to conform to the fiscal 1998 presentation of discontinued operations. The Stevcoknit knitted fabrics business is presented as part of discontinued operations.

(2) "EBITDA" is defined herein as income (loss) before income taxes, plus depreciation and amortization expense and interest expense, plus impairment and restructuring charges (credits). While EBITDA should not be construed as an alternative to operating earnings (loss) or net income(loss), or as an indicator of operating performance or liquidity, the Company believes that the ratio of EBITDA to interest expense is a measure that is commonly used to evaluate a company's ability to service debt.
(3) Total debt and other long-term obligations, on an historical basis consist of the long-term debt due to affiliate, the current loan payable to affiliate and the noninterest-bearing payable to affiliates. See Notes C and E to the Consolidated Financial Statements.
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Net Sales. Consolidated net sales for the year ended June 27, 1998 totaled $364.4 million, as compared to $358.2 million for the year ended June 28, 1997, an increase of
1.7% resulting from an  increase  in  unit sales.   The
increase came from the sales of  finished fabric to commercial
and  government  accounts due to increased demand.   These
increases were chiefly offset by a sharp 32% decline in unfinished greige fabric sold to converters due to decreased demand.

     Gross Profit. Consolidated gross profit margin for the year ended June 27, 1998 was 17.5 %, as compared to 18.2% for the year ended June 28, 1997, a decrease of .7 %. This decline was due principally to the decline in the unfinished woven fabrics market due to volume, price, and manufacturing degree of operations.

     Selling General and Administrative Expenses. During the year ended June 27, 1998, selling, general and administrative expenses were $17.6 million, as compared to $15.9 million during the year ended June 28, 1997, an increase of $1.7 million or 10.7%. For the year ended June 27, 1998, expenses in this category were 4.83% of net sales as compared to 4.44% of net sales for the year ended June 28, 1997. The increase was due to distribution cost related to sales volume increases, fixed administrative services cost and one time cost associated with information technology system studies. Management believes it has effectively controlled its selling, general and administrative expenses as a percentage of net sales.

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

Item 7 (Continued)

  Net Income. Net income for the year ended June 27, 1998 was
                             $16.5
million, as compared to $22.0 million for the year ended June
28, 1997.
The decrease was due to the factors described above.

     Order Backlog. The Company's order backlog at June 27, 1998 was $106.6 million, an 11.1% decrease from the $119.9 million order backlog at June 28, 1997. The majority of this decrease was attributable to a 76% decline in the unfinished woven fabrics order backlog and a 33% decrease in the finished woven government fabrics order backlog. Both decreases were due to market conditions in these businesses. The Company believes that backlog orders are generally indicative of future sales.

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

     Order Backlog. The Company's order backlog at June 28, 1997 was $119.9 million, a 60% increase from the $74.9 million order backlog at June 29, 1996. This increase was attributable to a 116% increase in finished woven fabrics for commercial customers and was somewhat offset by a 42% decrease

Year Ended June 28, 1997 Compared to Year Ended June 29, 1996 (Continued) in the unfinished woven fabrics order backlog. These changes in the order backlog were due to improved market conditions and increased capacity associated with the modernization project at the Beattie spinning and weaving plant. The Company believes that backlog orders are generally indicative of future sales.

Item 7 (Continued)

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

 The carryback of the net losses for fiscal 1996 resulted in a refund of
     approximately $8.5 million
in the early part of fiscal year 1997.

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


Item 7 (Continued)

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
(In Thousands)          Carrying Amount   Fair Value
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



Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Page
Report of KPMG Peat Marwick LLP                                      F2

Consolidated Balance Sheets as of June 27, 1998 and June 28,
1997                                                                 F3

Consolidated Statements of Operations for the fiscal years
ended June 27, 1998, June 28, 1997, and June 29, 1996                F4

Consolidated Statements of Shareholder's Equity  for the fiscal years ended June 27, 1998, June 28, 1997, June 29, 1996, and
July 1, 1995                                                         F5

Consolidated Statements of Cash Flows for the fiscal years
ended June 27, 1998, June 28, 1997, June 29, 1996                    F6


Notes to Consolidated Financial Statements                           F7



INDEPENDENT AUDITORS' REPORT



THE BOARD OF DIRECTORS
Delta Mills, Inc.

We have audited the accompanying consolidated balance sheets of Delta Mills, Inc. as of June 27, 1998 and June 28, 1997 and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the years in the three-year period ended June 27, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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



Greenville, South Carolina
August 14, 1998









CONSOLIDATED
BALANCE SHEETS
Delta Mills,
Inc.
(In Thousands)
                                 June 27, 1998     June 28, 1997
ASSETS
CURRENT ASSETS
  Cash and cash Equivalents          $   544        $  1,095
  Accounts receivable:
    Factor and other                  82,454          84,041
    Affiliates                         6,783           2,953
                                      89,237          86,994
    Less allowances for doubtful
accounts and returns                     246             128
                                      88,991          86,866

Inventories
  Finished goods                      10,427           7,178
  Work in process                     37,000          39,619
  Raw materials and supplies           8,412           8,806
                                      55,839          55,603

Current assets of
  discontinued operations             15,484          40,431
Deferred income taxes and other
  assets                               2,567           3,463
TOTAL CURRENT ASSETS                 163,425         187,458

PROPERTY, PLANT AND EQUIPMENT, at
cost
  Land and land improvements           2,892           2,816
  Buildings                           47,225          46,675
  Machinery and equipment            145,038         144,122
  Furniture and fixtures               2,089           2,201
  Construction in progress             4,643             872
                                     201,887         196,686
Less accumulated depreciation         80,257          61,167
                                     121,630         135,519

DEFERRED LOAN COSTS
  Less accumulated amortization of     5,223
  $582

NONCURRENT ASSETS OF DISCONTINUED
OPERATIONS                                12          22,033

                                    $290,290        $345,010




CONSOLIDATED BALANCE SHEETS
Delta Mills, Inc.
(In Thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                    June 27,1998     June 28, 1997

 Trade accounts payable             $  23,890         $  31,597
 Payable to affiliates                  4,493           148,658
 Accrued employee compensation          4,937             5,932
 Accrued and sundry liabilities        16,042             8,796
 Restructuring accruals                 6,640
       TOTAL CURRENT LIABILITIES       56,002           194,983
LONG-TERM DEBT                        176,635
LOAN PAYABLE TO AFFILIATE                               120,000
DEFERRED INCOME TAXES                   7,431            16,547
OTHER LIABILITIES AND DEFERRED CREDITS 10,144             5,636

SHAREHOLDERS' EQUITY
  Common Stock - par value
   $.01 a share - authorized
    3,000 shares, issued and
    outstanding 100 shares
  Additional paid-in capital           51,792            2,134
  Retained earnings (deficit)         (11,714)           5,710
                                       40,078            7,844

COMMITMENTS AND CONTINGENCIES
                                     $290,290         $345,010


See notes to consolidated financial statements.


 CONSOLIDATED STATEMENTS OF
OPERATIONS
Delta Mills, Inc.
(In Thousands)

                                  Year Ended     Year Ended      Year Ended
                                 June 27, 1998  June 28, 1997  June 29, 1996

Net sales to non-affiliates      $ 342,732       $ 336,181       $ 294,083
Net sales to affiliated parties     21,663          22,023          23,363
  Net sales                        364,395         358,204         317,446
Cost of goods sold                 300,556         293,145         283,776
Gross profit                        63,839          65,059          33,670
Selling, general and
  administrative expenses           17,585          16,323          13,624
Restructuring and impairment Charge      0               0           1,596
Other income (expense)                 146           1,553            (908)
      OPERATING PROFIT              46,400          50,289           17,542
Other (expense) income:
  Interest expense                 (17,160)           (413)            (312)
  Interest income                      152                               19
  Affiliate interest expense        (2,164)        (13,799)         (13,714)
                                   (19,172)        (14,212)         (14,007)
INCOME FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES      27,228          36,077            3,535
Income tax expense                  10,743          14,187            1,361
INCOME FROM CONTINUING
 OPERATIONS                         16,485          21,890            2,174

(Loss) on disposal of
discontinued operations
 less applicable income taxes      (21,079)

(Loss) from operations of
 discontinued businesses
 less applicable income taxes       (4,830)        (5,337)          (26,973)

(Loss) from discontinued
 operations                          (25,909)       (5,337)          (26,973)

NET INCOME (LOSS)                 $  (9,424)     $ 16,553         $ (24,799)


See notes to consolidated financial statements.

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Delta Mills, Inc.
(In Thousands)

                                       Additional                   Total
                 Common Stock           Paid-In     Retained     Shareholers'
                    Shares     Amount   Capital     Earnings      Equity
Balance at
 July 1, 1995         100       $  0    $ 2,134     $ 13,956      $ 16,090
  Net loss                                           (24,799)      (24,799)
 Balance at
 June 19,  1996       100          0      2,145      (10,843)       (8,709)
  Net income                                          16,553        16,553
Balance at
 June 28, 1997        100          0      2,134        5,710         7,844
  Net loss                                            (9,424)       (9,424)
  Cash dividends paid                                 (8,000)       (8,000)
  Capital contributions                  49,658                      49,658
                      100        $ 0    $51,792     $(11,714)      $ 40,078


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Delta Mills, Inc.
(In Thousands)

                                Year Ended  Year Ended   Year Ended
                                 June 27,    June 28,     June 29,
                                   1998        1997         1996
OPERATING ACTIVITIES
  Net income (loss)             $ (9,424)  $  16,553    $ (24,799)
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Depreciation                  14,095      13,910       12,249
    Amortization                      32         (70)         (11)
    Discontinued operations       41,080      (1,788)      27,504
    Write-down of property and
     equipment                                                996
    Provision for losses on
     accounts receivable             468
    Provision for deferred
     income taxes                 (8,261)       3,152       (2,201)
    Losses (gains) on
     disposition of property
     and equipment                    (6)      (1,504)          20
    Deferred compensation            638          605          428

  Changes in operating assets
   and liabilities:
    Accounts receivable            1,895       (14,092)     (1,305)
    Inventories                     (236)        4,667        9,603
    Other current assets              41          (349)          91
    Accounts payable and
     accrued expenses             (8,244)       13,680          (22)

NET CASH PROVIDED BY
 OPERATING ACTIVITIES             32,078        34,764       22,553

INVESTING ACTIVITIES
  Property, plant and equipment:
    Purchases                     (4,065)      (14,122)     (43,378)
    Proceeds of dispositions          13         2,275        2,480
  Investing activities of
   discontinued operations        10,686        (1,597)      (3,521)

    NET CASH PROVIDED (USED) BY
    INVESTING ACTIVITIES           6,634       (13,444)     (44,419)
INVESTING ACTIVITIES

FINANCING ACTIVITIES
  Proceeds from revolving
   lines of credit               137,000
  Repayments on revolving
   lines of credit              (110,365)
  Scheduled principal payments
   of long-term debt                           (50,000)
  Net proceeds/(repayments)
   of loan from parent          (202,093)       29,731       21,865
  Proceeds from issuance of
   long-term debt                145,688
  Dividends paid                  (8,000)
  Other                           (1,493)
    NET CASH (USED) PROVIDED BY
    FINANCING ACTIVITIES         (39,263)      (20,269)      21,865

(DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                  (551)        1,051           (1)
Cash and cash equivalents at
  beginning of year                1,095            44           45

  CASH AND CASH EQUIVALENTS
  AT END OF YEAR                 $   544    $    1,095       $   44

See notes to consolidated financial statements.

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

Property, Plant and Equipment:   Property, plant and equipment
is stated on the basis of cost. Depreciation is computed by the straight-line method for financial reporting based on estimated useful lives of three to thirtytwo years, but predominantly over seven to fourteen years, and by accelerated methods for income tax reporting.

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

Estimates:   The preparation of financial statements in
conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements




NOTE A-CONTINUED

and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year:   The Company's operations are based on a fifty-
two or fiftythree week fiscal year ending on Saturday closest to June 30. Fiscal years 1996, 1997, and 1998 each consist of 52 weeks.

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

NOTE C-LONG-TERM DEBT AND LEASES

On August 25, 1997 the Company issued $150 million of unsecured ten-year senior notes at an interest rate of 9.625%, and obtained a secured fiveyear $100 million revolving line of credit subject to borrowing base limitations. The net proceeds of the senior notes, the initial borrowings under the new revolving line of credit and a capital contribution of the remainder of the intercompany debt were used to repay the long-term debt and current amounts payable to affiliate. At June 27, 1998, the interest rate on the $100 million revolving line of credit was 7.4% based on LIBOR. At June 27, 1998, accounts receivable and inventory with a net book value of approximately $138 million, served as collateral for the $100 million revolving line of credit. Immediately after the borrowing as described above, the Company had $63 million available under the revolving line of credit on June 27, 1998.
The new credit facility and the senior notes contain restrictive covenants, which include restrictions on additional indebtedness, transactions with affiliates, payment of dividends, minimum tangible net worth, and certain other minimum financial ratios and maximum capital expenditures.
The carrying value of the Company's revolving credit agreements approximate fair value since the rates are tied to floating rates. At June 27, 1998 the carrying value of the senior notes was $150,000,000 and the fair value, based on quoted market prices was $150,375,000.
Total interest expense incurred and paid by the Company was $13,563,000, $14,264,000 and $14,261,000 for fiscal years
1998, 1997, and 1996, respectively, of which $302,000 and $523,000 were capitalized during fiscal years 1997 and 1996 respectively.
Rent expense relating to operating leases was approximately

$3,821,000, $2,759,000 and $ 1,309,000 for fiscal years 1998,

1997 and 1996 respectively.


NOTE C-CONTINUED

Aggregate principal maturities of all long-term debt and minimum payments under operating leases are as follows:


                              Long-term   Operating
               Fiscal Year       Debt       Leases

                 1999                    $ 3,363,000
                 2000                      3,355,000
                 2001                      3,352,000
                 2002                      1,932,000
                 2003      $ 26,635,000      452,000
          Later years       150,000,000      555,000
                           $176,635,000  $13,009,000

NOTE D-EMPLOYEE BENEFIT PLANS

The Company participates in the Delta Woodside Industries,
Inc. retirement and 40l(k) plans.
On September 27, 1997 the Delta Woodside Industries Employee Retirement Plan ("Retirement Plan") merged into the Delta Woodside Employee Savings and Investment Plan ("401(k) Plan"). Future contributions to the 401(k) Plan in lieu of a contribution to the Retirement Plan will be made in cash and not in stock. In the 401(k) Plan employees may elect to convert DWI stock to other funds, but may not increase the amount of stock in their account. Each participant has the right to direct the trustee as to the manner in which shares held are to be voted. The Retirement Plan qualified as an Employee Stock Ownership Plan ("ESOP") under the Internal Revenue Code as a defined contribution plan. Contributions of $236,000 and $270,000 were allocated to participants for fiscal 1997 and 1996, respectively. During fiscal 1998, 1997 and 1996, the Company contributed $455,000, $480,000, and $398,000, respectively, to the 401(k) plan.
The Company also participates in a 501(c)(9) trust, the Delta Woodside Employee Benefit Plan and Trust ("Trust"). The Trust collects both employer and employee contributions from the Company and makes disbursements for health claims and other qualified benefits.
The Company participates in a Deferred Compensation Plan, managed by DWI, which permits certain management employees to defer a portion of their compensation. Deferred compensation accounts are credited with interest and are distributed after retirement, disability or employment termination. As of June 27, 1998 and June 28, 1997, the Company's liability was $5,722,000 and $5,086,000 respectively.
The Company also participates in the Delta Woodside Industries, Inc. Incentive Stock Award Plan and Stock Option Plan. Including associated tax assistance, under the Incentive Stock Award Plan, the Company recognized expense of $404,000, $245,000, and $325,000 for fiscal years 1998, 1997 and 1996, respectively. Under the Stock Option Plan, the Company recognized expense of $104,000, $87,000 and $61,000 for fiscal years 1998, 1997 and 1996, respectively.
NOTE E-AFFILIATED PARTY TRANSACTIONS
The Company participated in a cash management system maintained by Delta Woodside Industries, Inc. until August 25, 1997.
Under this system excess cash was forwarded to DWI each day, reducing the current loan payable to affiliate. Likewise, cash requirements were funded daily by DWI, increasing loan payable to affiliate. Interest was charged on loan payable to affiliate balances based on the weighted average cost of DWI's borrowings.
Accounts receivable due from affiliates include $1.7 million at June 28, 1997 for anticipated refunds of income taxes from Delta Woodside Industries, Inc. Receivables from affiliates also include $5.0 million and $1.2 million at June 27, 1998 and June 28, 1997, respectively, resulting from sales to Delta Apparel, an affiliate.
Current payable to affiliates bears no interest and includes
(1) $40.5 million at June 28, 1997, payable to DWI resulting from previous mergers, (2) interest payable of $10.2 million owed Alchem Capital Corporation at June 28, 1997 and (3) other amounts payable to DWI for current activity as described in the following paragraphs.
NOTE E-CONTINUED

Affiliated party transactions included in the statements of operations result from a variety of services provided and goods transferred as shown in the following table:


                            1998            1997            1996


Textile and yarn sales      $19,385,000   $29,870,000   $25,600,000
Corporate services expenses   2,838,000     3,302,000     3,123,000
Income tax payments              88,000     6,261,000    (1,852,000)
Payroll taxes, insurance and
 employee related            45,223,000    42,578,000    25,548,000
Printing services               220,000       505,000       407,000
Interest expense              2,193,000    13,679,000    13,627,000
Rental income                    95,000        93,000       141,000

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


NOTE F-CONTINUED

plant closings in the woven textile operation. Of the $1.6 million, $1.0 million is for the write-down of property, plant and equipment, and the remainder is for expenses, which were incurred in connection with the plant closings.

The assets of discontinued operations at June 27, 1998 and June
28, 1997 are as follows:

(in thousands)                June 27, 1998      June 28, 1997
Accounts Receivable             $ 13,893          $  18,749
Inventory                          1,529             21,592
Other current assets                  62                 90
    Total current assets          15,484             40,431
Property, plant and equipment
 net of accumulated depreciation      12             22,033
           Total Assets         $ 15,496          $  62,464
Summarized results of operations for the discontinued business are as follows:


    (in thousands)         June 27  June 28,  June 29,
                            1998      1997      1996
    Net Sales              91,153    $106,344  $85,015
    Cost and expense      112,899     115,213  127,052
    (Loss) before income
    tax                   (21,746)     (8,869) (42,037)
    Income tax (benefit)  (16,916)     (3,532) (15,064)

    (Loss) from
    operations of
    discontinued
    operations            $(4,830)    $(5,337) $(26,973)

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
NOTE G-CONTINUED

Significant components of the Company's deferred tax assets and liabilities are as follows:


                                  1998         1997
Assets
Restructuring reserves         $3,708,000
Deferred compensation           2,203,000  $1,958,000
Net operating loss
carryforwards                     131,000      81,000
Accrued and sundry
liabilities                     2,410,000   2,315,000
Inventory                         557,000     744,000
Allowance for doubtful
accounts & sales returns          573,000     184,000
Subtotal                        9,582,000   5,282,000
Valuation allowance               (37,000)    (37,000)
Deferred tax assets             9,545,000   5,245,000
Liabilities:
Depreciation                   13,434,000  18,549,000
Other                           1,343,000     189,000
Deferred tax liabilities       14,777,000  18,738,000
 Net deferred tax liabilities  $5,232,000 $13,493,000

Significant components of the provision for income taxes are as follows:

                                   1998          1997            1996

Current:
   Federal income taxes        $2,014,000     $ 7,352,000   $(11,583,000)
   State income taxes              74,000         150,000         81,000
       Total current           $2,088,000       7,502,000   $(11,502,000)
Deferred:
   Federal income taxes
    (benefits)                $(7,060,000)    $ 2,710,000   $ (1,886,000)
   State income taxes
    (benefits)                 (1,201,000)        442,000       (315,000)
           Total Deferred     $(8,261,000)      3,152,000   $ (2,201,000)
Total provision               $(6,173,000)    $10,654,000   $(13,703,000)

The reconciliation of income tax expense (benefit) computed at the Federal statutory tax rate:


                                     1998            1997          1996


Income tax expense (benefit)at
 statutory rates               $ (5,459,000)     9,523,000     $ (13,476,000)
State taxes (benefits) net of
 federal benefit                   (733,000)       385,000          (152,000)
Other                                19,000        746,000           (75,000)
                               $ (6,173,000)   $10,654,000     $ (13,703,000)

The Company made tax payments of $110,000 and $6,261,000 during fiscal years 1998 and 1997 respectively. During fiscal
1996, the Company received tax refunds of $1,852,000.



NOTE H-SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

Delta Mills Marketing, Inc. (the "Guarantor") does not comprise a material portion of the Company's assets or operations. The Guarantor is a whollyowned subsidiary of the Company and has fully and unconditionally guaranteed, (the "Guarantee") the Company's payment of principal, premium, interest and certain liquidated damages, if any, on the Company's senior notes (the "Notes"). The Guarantor's liability under the Guarantee is limited to such amount, the payment of which would not have left the guarantor insolvent or with unreasonably small capital at the time its Guarantee is entered into, after giving effect to the incurrance of existing indebtedness immediately prior to such time.

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
equity (deficit)

Summarized results of operations for the Guarantor are as follows (in thousands):

                               Twelve Months Ended
                          June 27,      June 28      June 29,
                            1998         1997         1996


 Net sales -intercompany
 commissions               $6,177      $6,041    $5,294
Cost and expenses           5,346       5,104     4,253
Income from continuing
 operations                   468         513       585
(Loss) from discontinued
 operations                (1,450)     (1,006)     (802)
Net (loss)                   (982)       (498)     (217)


NOTE I-COMMITMENTS AND CONTINGENCIES

During fiscal year 1999, the Company plans to spend approximately $10 million for capital improvements.

The Company has entered into agreements, and has fixed prices, to purchase cotton for use in its manufacturing operations. At June 27, 1998 minimum payments under these contracts with non-cancelable contract terms were $30 million in fiscal year 1999 and $4.4 million in fiscal year 2000.

Two of the Company's South Carolina plants, the textile segment's Delta 2 and 3 finishing plants, have been unable to comply with certain toxicity and other permit-related limits contained in a National Pollutant Discharge




NOTE I-CONTINUED

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

Quarter Ended

                         September 27   December 27    March 28     June 27
(In thousands)
1998
Net sales                 $92,383         $89,285       $81,071    $101,656
Gross profit               17,025          15,006        14,497      17,311
Income from continuing
 operations                 5,303           3,632         3,048       4,502
Net income (loss)           3,666           1,907       (19,499)      4,502


                         September 28   December 28     March 29    June 28
(In thousands)
1997
Net sales                  $78,148       $ 91,784      $  88,858   $ 99,414
Gross profit                13,312         15,050         16,442     20,255
Income from continuing
 operations                  3,793          5,197          5,378      7,522
Net income (loss)            2,512          4,129          4,062      5,850

During the third quarter of fiscal year 1998, the Company recognized restructuring and impairment charges of $21 million in connection with discontinued operations described in note F.






Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND
FINANCIAL DISCLOSURE

Not applicable.





















                           PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following provides certain information regarding the
directors and executive officers of the Company.  Except as
otherwise noted below, the business address of each director and officer is Delta Woodisde Industries, Inc., 233 North Main
Street, Hammond Square, Suite 200, Greenville, South Carolina
29601.  Each such person is a citizen of the United States.
There are no family relationships among the directors and the executive officers of the Company or Delta Woodside.
Name and Age                  Position With the Company      Director Since(9)

E. Erwin Maddrey, II (57) President and Chief Executive Officer
                           of the Company and Delta Woodside
                           (1)                                         1984

Bettis C. Rainsford (47)  Executive Vice President, Chief
                          FinancialOfficer and Treasurer
                          of the Company and Delta Woodside (2)        1984

C.C. Guy (65)             Director of the Company and Delta
                          Woodside (3)                                 1984

Buck A. Mickel (42)       Director of the Company and Delta
                          Woodside (4)                                 1984

Jane H. Greer (60)        Vice President and Secretary of
                          the Company and Delta Woodside (5)

Robert W. Humphreys (41)  Vice President-Finance and
                           Assistant Secretary of the
                          Company and Delta Woodside (6)

Douglas J. Stevens (65)   Vice President-International of the
                          Company and Delta Woodside (7)

Brenda L. Jones (53)      Assistant Secretary of the Company
                          and Delta Woodside (8)


(1) E. Erwin Maddrey, II was President and Chief Executive Officer of Delta Woodside's predecessor by merger Delta Woodside
Industries, Inc., a Delaware Corporation ("Old Delta Woodside") or its predecessors from the founding of Old Delta Woodside's predecessors in 1984 until the November 15, 1989 merger of Old
Delta Woodside into RSI Corporation, a South Carolina corporation, which changed its name to Delta Woodside
Industries, Inc. and is now Delta Woodside (the "RSI Merger"), and he has served in such positions with Delta Woodside and the Company since the RSI Merger.
He also serves as a director of Kemet Corporation and Delta
Woodside.

  (2) Bettis C. Rainsford was Executive Vice President and Chief Financial Officer of Old Delta Woodside or its predecessors from the founding of Old Delta Woodside's predecessors in 1984 until the RSI Merger and has served in such positions with Delta Woodside and the Company since the RSI Merger. Mr. Rainsford has served as Treasurer of Old Delta Woodside or its predecessors or Delta Woodside and the Company from 1984 to 1986, from August 1988 to November 1988 and from 1990 to the present. He is also President of The Rainsford Development Corporation which is engaged in general business development activities in Edgefield, South Carolina. Mr. Rainsford also serves as a director of Martin Color-Fi, Inc. and Delta Woodside.




Item 10.  (Continued)

   (3) C. C. Guy is a retired businessman. He served as Chairman of the Board of Old Delta Woodside or its predecessors from the founding of Old Delta Woodside's predecessors in 1984 until November 1989. Since before the RSI Merger, he has been a director of RSI Holdings, Inc., and he also served as President of RSI Holdings, Inc. from before the RSI Merger until January
1995. RSI Holdings, Inc. until 1992 was engaged in the sale of outdoor power equipment, until 1994 was engaged in the sale of turf care products and currently is engaged in the consumer finance business. Prior to November 15, 1989, RSI Holdings,
Inc. was a subsidiary of RSI Corporation. Mr. Guy served from 1979 until November 1989 as President, Treasurer and a director of RSI Corporation. Prior to the RSI Merger, RSI Corporation owned approximately 40% of the outstanding shares of common stock of Old Delta Woodside and, among other matters, was engaged in the office supply business, as well as the businesses of selling outdoor power equipment and turf care products. Mr. Guy also serves as a director of Delta Woodside.

 (4) Buck A. Mickel is President and Chief Executive Officer and a Director of RSI Holdings, Inc. He served as a Vice President of Old Delta Woodside or its predecessors from the founding of Old Delta Woodside's predecessors until November 1989, Secretary of Old Delta Woodside from November 1986 to March 1987, and Assistant Secretary of Old Delta Woodside from March 1987 to November 1988. He served as Vice President and a director of RSI Holdings, Inc. from before the RSI Merger until January 1995 and as Vice President of RSI Holdings, Inc. from September 1996 until July 1998, when he assumed his current positions. He served as Vice President of RSI Corporation from 1983 until November 1989. He also serves as a director of Delta Woodside.

  (5) Jane H. Greer became associated with Old Delta Woodside's predecessors in July 1986, and was elected a Vice President of Old Delta Woodside in November 1986, in charge of human resources and other related areas, Assistant Secretary of Old Delta Woodside in November 1987 and Secretary of Old Delta Woodside in August 1988. She became Vice President and Secretary of Delta Woodside and the Company on November 15, 1989.

  (6)     Robert W. Humphreys was elected Vice President-
Finance and Assistant Secretary of Delta Woodside and the
Company in May 1998.  From January 1987 to May 1998, Mr.
Humphreys was President of Stevcoknit Fabrics Company, a division of the Company.

  (7) Douglas J. Stevens was elected Vice President-International of Delta Woodside and the Company in May 1998. Mr. Stevens was Controller and Assistant Secretary of Delta Woodside and the Company effective August and September 1992 until May 1998. From February 1991 to August 1992, Mr. Stevens was Vice President of Finance and Administration for Duck Head Apparel Company, a division of a subsidiary of Delta Woodside.

(8)     Brenda L. Jones was elected Assistant Secretary of Old
                             Delta
Woodside in November 1988. She became Assistant Secretary of Delta Woodside and the Company on November 15, 1989. Since July 1987, she has been Vice President and Chief Financial Officer of The Rainsford Development Corporation, a corporation wholly owned by Bettis C. Rainsford which is engaged in general business development activities.

 (9)     Includes service as a director of Delta Woodside, Old
Delta Woodside or any predecessor to Old Delta Woodside.

The Company's directors hold office until the next annual meeting of the Company's shareholder or until their successors are duly elected and qualified. The Company's executive officers are appointed by the Board of Directors and serve at the pleasure of the Board.

SECTION 16(a) BENEFICIAL OWERSHIP REPORTING COMPLIANCE

  Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, E. Erwin Maddrey, II filed a form to report one transaction in the Delta Woodside common stock that should have been reported on an earlier form, Bettis C. Rainsford filed a form to report one transaction in the Delta Woodside common stock that should have been reported earlier on a form that was not filed, Brenda L. Jones filed one late report with respect to two transactions in the Delta Wooside common stock, and Robert W. Humphreys filed late a form reporting his initial ownership of Delta Woodside common stock at the time he became subject to Section 16(a).

Item 11.  EXECUTIVE COMPENSATION

  Each of the executive officers of the Company serves in the same position
for Delta Woodside and various of Delta Woodside's direct and indirect subsidiaries and is compensated by Delta Woodside. On an ongoing basis the Company reimburses Delta Woodside for services provided to it by its executive officers. This arrangement was formalized in a management services agreement in August 1997. See Item 13. Certain Relationships and Related Party Transactions. The following provides information respecting the compensation received by the Company's executive officers in all capacities for Delta Woodside and its direct and indirect subsidiaries (including the Company) in fiscal years 1996, 1997 and 1998. A portion of these amounts was borne by the Company. See Item 13. Certain Relationships and Related Party Transactions.

Summary Compensation Table

  The following table sets forth certain information respecting the compensation earned by the Chief Executive Officer, the
Chief Financial Officer, and the other three executive officers who earned salary and bonus
in fiscal 1998 in excess of $100,000 (the "Named
Executives") for the fiscal years ended June 27, 1998,
June 28, 1997 and June 29, 1996.
                             SUMMARY COMPENSATION TABLE
                                               Long-Term
                          Annual Compensation Compensation
                                               Other   Awards       All
                                              Annual  Securities   Other
                                              Compen- Underlying   Compen-
 Name and                    Salary   Bonus   sation   Options     sation
Principal Position    Year   ($)(a) ($)(a)(b)  ($)(c)   (#)(d        ($)

E.Erwin Maddrey,II,   1998  500,000   108,243   20,127 20,000(g) 36,563(k)(p)(q)
 President & Chief    1997  500,000         0        0      0    36,905
  Executive Officer   1996  500,000         0        0      0    47,571

Bettis C. Rainsford,  1998  450,000(f) 86,579   16,102 16,000(h) 16,012(l)(p)(q)
 Executive VP, CFO,   1997  450,000(f)      0        0      0    15,621
 & Treasurer          1996  450,000(f)      0        0      0    15,074

Jane H. Greer,        1998  173,500    64,915   10,538      0     1,893 (m)(q)
 Vice President       1997  144,308    63,000   11,080 15,000(i)  1,313
 & Secretary          1996  138,769    18,000    7,567 22,500(i)    878

Robert Humphreys,     1998  192,116    16,231   10,538      0    52,616(n)(q)
 VP-Finance &
 Asst. Secretary (e)

Douglas J. Stevens,   1998  143,904    64,915   10,538  21,000(j) 3,184(o)(q)
 Vice President-      1997  134,000    63,000   11,080  19,000(j) 1,008
 International        1996  126,923    18,000    6,229   7,500(j) 1,723


  (a) The amounts shown in the column include sums the receipt of which has been deferred pursuant to Delta Woodside's Savings and Investment Plan (the "401(k) Plan") or Delta Woodside's deferred compensation plan.

  (b)  Amounts in this column are cash bonuses paid to reward performance.


Item 11.  (Continued)

(c)  The amounts in this column were paid by Delta Woodside in connection
with the vesting of awards under Delta Woodside's Incentive
Stock Award Plan and were in each case approximately sufficient, after the payment of all applicable income taxes, to pay the participant's federal and state income taxes attributable to the vesting of the award.

(d)  For purposes of this table, awards under Delta Woodside's
                           Incentive
Stock Award Plan are treated as options.

  (e)     Mr. Humphreys was elected Vice President-Finance and
Assistant Secretary of Delta Woodside and the Company in May
1998. The information in the table includes Mr. Humphreys' compensation for all of fiscal 1998.

    (f)  Of this amount $150,000 was paid to The Rainsford
                          Development
Corporation, a company wholly owned by Mr. Rainsford.

   (g)  During fiscal 1998, Mr. Maddrey was granted an award
                        covering 20,000
shares under Delta Woodside's Incentive Stock Award Plan.

  (h)  During fiscal 1998, Mr. Rainsford was granted an award covering
16,000 shares under Delta Woodside's Incentive Stock Award
Plan.
    (i)  During fiscal 1997, Ms. Greer was granted an award
                        covering 15,000
shares under Delta Woodside's Incentive Stock Award Plan. During fiscal 1996, Ms. Greer was granted an option covering 22,500 shares under Delta Woodside's Stock Option Plan.

  (j) During fiscal 1998, Mr. Stevens was granted options covering 21,000 shares under Delta Woodside's Stock Option
Plan. During fiscal 1997, Mr. Stevens was granted an award covering 15,000 shares under Delta Woodside's Incentive Stock
Award Plan and was granted an option covering 4,000 shares under Delta Woodside's Stock Option Plan. During fiscal 1996,
Mr. Stevens was granted an option covering 7,500 shares under Delta Woodside's Stock Option Plan.
  (k) The fiscal 1998 amount represents $33,825 premium paid by Delta Woodside for $10 million of life insurance on the life of Mr. Maddrey, $793 allocated to Mr. Maddrey's account in the 401(k) Plan, $1,686 contributed by Delta Woodside to Delta Woodside's deferred compensation plan as payment for the amount of Delta Woodside contributions to the 401(k) Plan for fiscal year 1997 that were not made for Mr. Maddrey because of Internal Revenue Code contribution limitations, and $259 earned on Mr. Maddrey's deferred compensation at a rate in excess of 120% of the Federal mid-term rate.
                    (l) The fiscal 1998 amount represents $14,525 premium paid by Delta Woodside for $10 million of life insurance on the life of Mr. Rainsford,
$793 allocated to Mr. Rainsford's account in the 401(k) Plan and $694 contributed by the Company to Delta Woodside's deferred compensation plan as payment for the amount of Delta Woodside contributions to the 401(k) Plan for fiscal year 1997 that were not made for Mr. Rainsford because of Internal
Revenue Code contribution limitations.

   (m)  Of the fiscal 1998 amount, $793 was allocated to Ms.
                        Greer's account
in the 401(k) Plan, $11 was contributed by the Delta Woodside to Delta Woodside's deferred compensation plan as payment for the amount of Delta Woodside contributions to the 401(k) Plan for fiscal year 1997 that were not made for Ms. Greer because of Internal Revenue Code contribution limitations, $1,026 was contributed by Delta Woodside to the 401(k) Plan for Ms. Greer with respect to her compensation deferred under the 401(k) Plan, and $63 was earned on Ms. Greer's deferred compensation at a rate in excess of 120% of the Federal mid-term rate.



Item 11.  (Continued)

 (n)  The fiscal 1998 amount represents $793 allocated to Mr.
                          Humphreys'
account in the 401(k) Plan, $230 contributed by Delta Woodside to Delta Woodside's deferred compensation plan as payment for the amount of Delta Woodside contributions to the 401(k) Plan for fiscal year 1997 that were not made for Mr. Humphreys because of Internal Revenue Code contribution limitations, $828 contributed by Delta Woodside to the 401(k) Plan for Mr. Humphreys with respect to his compensation deferred under the 401(k) Plan, $50,000 received as a bonus relating to a special project while President of Stevcoknit, and $765 earned on Mr. Humphreys' deferred compensation at a rate in excess of 120% of the Federal mid-term rate.

  (o) Of the fiscal 1998 amount, $690 was allocated to Mr. Stevens' account in the 401(k) Plan, $65 was contributed by Delta Woodside to Delta Woodside's deferred compensation plan as payment for the amount of Delta Woodside contributions to the 401(k) Plan for fiscal year 1997 that were not made for Mr. Stevens because of Internal Revenue Code contribution limitations, $603 was contributed by Delta Woodside to Delta Woodside's 401(k) Plan for Mr. Stevens with respect to his compensation deferred under the 401(k) Plan, and $1,826 was earned on Mr. Stevens' deferred compensation at a rate in excess of 120% of the Federal mid-term rate.
  (p) Delta Woodside pays the premiums due for life insurance policies that total $10 million on each of the life of Mr. Maddrey and the life of Mr. Rainsford. The proceeds of these policies are payable to the beneficiary or beneficiaries chosen by Mr. Maddrey or Mr. Rainsford, as the case may be.

  (q) The 401(k) Plan allocation shown for the fiscal year was allocated to the participant's account during that fiscal year, although all or part of the allocation may have been determined in whole or in part on the basis of the participant's compensation during the prior fiscal year.

  The amounts shown in the table above do not include reimbursement by Delta Woodside or its subsidiaries for certain automobile expenses, club memberships and other items. The non-business personal benefit to any Named Executive of these amounts does not exceed 10% of the Named Executive's total salary and bonus.

Option Grants in the Last Fiscal Year

The following table provides certain information respecting the grant to
any Named Executive during fiscal 1998 of awards under Delta Woodside's Incentive Stock Award Plan or options under Delta
Woodside's Stock Option Plan.                For purposes of
this table, awards under Delta Woodside's Incentive
Stock Award Plan are treated as options.

             OPTION GRANTS IN LAST FISCAL YEAR
                                                          Potential Realizable
           Individual Grants                                              Value at Assumed
               Number of                                                    Annual Rates
              Securities    % of Total                Market                of Stock Price
              Underlying       Options     Exercise  Price on                 Appreciation
               Options         Granted To   or Base   Date of               for Option Term (c)
               Granted       Employees in    Price     Grant   Expiration       0%       5%     10%
 Name            (#)         Fiscal Year    ($/Sh)     ($/Sh)     Date         ($)      ($)     ($)
E. Erwin
Maddrey, II    20,000(a)       9.00          0.01      4.875     9/30/99(a)  97,300  103,455  109,731

Bettis C.
Rainsford      16,000(a)       7.20          0.01      4.875     9/30/99(a)  77,840   82,764   87,785

Douglas J.
Stevens        11,000(b)       4.95          2.59375   5.1875   12/12/02(b)  28,531   44,297   63,368
               10,000(b)       4.50          2.93750   5.8750    4/14/03(b)  29,375   45,607   65,242


 (a) These represent shares covered by an award granted during fiscal
     1998 under Delta Woodside's Incentive Stock Award Plan, pursuant to which a participant can acquire shares of Delta Woodside's common stock for $0.01 cash per share upon the vesting of the award respecting such shares.
     Each grant of an award under the plan sets forth the circumstances under which all or part of the award will vest. These circumstances may include (i) the participant being an employee of Delta Woodside or any subsidiary on one or more specified dates and (ii) such additional circumstances (which may include, in the case of certain shares covered by an award, Delta Woodside or a division of Delta Woodside having met certain performance criteria) as may be set forth in the award. The vesting circumstances may vary among the shares covered by an award. The part, if any, of an award that does not vest is forfeited. In connection with the vesting of any award, Delta Woodside pays the participant cash in an amount approximately sufficient, after the payment of all applicable income taxes, to pay the participant's federal and state income taxes attributable to the vesting of the award. The expiration date set forth in the table is the last award vesting date for any portion of the award, because in certain circumstances all or part of the award, if not vested, would have been forfeited by or on that date. As to any vested portion, the award does not technically have any expiration date.

    On June 27, 1998, a portion of each award covering 5,000 shares to Mr. Maddrey and 4,000 shares to Mr. Rainsford vested by reason of the participant being in Delta
     Woodside's employ at that date. Each award provides that a portion of the award covering 5,000 shares and 4,000 shares, respectively, will vest on July 3, 1999, providing that the participant is an employee of Delta Woodside on that date. The portion of each award covering the remaining 10,000 shares and 8,000 shares, respectively, will vest on or about September 30, 1999, providing that the participant is an employee of Delta Woodside on that date and Delta Woodside has achieved a specified level of cumulative operating earnings through July 3, 1999. A portion of these awards will vest if the participant's employment terminates early by reason of death, retirement or permanent disability.

  (b) These represent shares covered by an option granted during fiscal 1998 under Delta Woodside's Stock Option
     Plan, pursuant to which a participant is granted the right to acquire shares of Delta Woodside's Common Stock for an exercise price per share which will be not less than one-half of the fair market value on the date of the grant.
     Each option granted under the plan sets forth the circumstances under which all or part of the option can be exercised. The expiration date set forth in the table is the termination date for the option.

    The option granted to Mr. Stevens on December 12, 1997 will become exercisable with respect to 25% of the shares covered by the option on December 12, 1998, and with respect to an additional 25% of the shares covered by the option on each anniversary of December 12, 1998, and the option granted to Mr. Stevens on April 14, 1998 will become exercisable with respect to 25% of the shares covered by the option on April 14, 1999, and with respect to an additional 25% of the shares covered by the option on each anniversary of April 14, 1999, provided that he is an employee of Delta Woodside on each of the relevant dates. Additional terms and conditions are set forth in the option relating to the exercise of options if Mr.
     Stevens' employment terminates early by reason of death, retirement or permanent disability.

 (c) Based on annual compounding of assumed appreciation rate until termination date.


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-
End Option Values

The following table provides certain information respecting the exercise by any Named Executive during fiscal 1998 of awards granted under Delta Woodside's Incentive Stock Award Plan and options granted under Delta Woodside's Stock Option Plan. For purposes of this table, awards under Delta Woodside's Incentive Stock
Award Plan are treated as options.

            AGGREGATED OPTION EXERCISES IN LAST
            FISCAL YEAR AND FY-END OPTION VALUES
                                      Number of Securities    Value of Unexercised
             Shares                   Underlying Unexercised  In-the-Money Options
            Acquired        Value       Options at FY-End           at FY-End
          on Exercise     Realized            (#)                   ($) (a)

Name          (#)           ($)      Exercisable Unexercisable  Exercisable  Unexercisable
E. Erwin
Maddrey,II  5,000         24,325          0         15,000            0         72,975

Bettis C.
Rainsford   4,000         19,460          0         12,000            0         58,380

Jane H.
Greer       3,000         14,595     11,250         20,250       16,875         60,660

Robert W.
Humphreys   3,000         14,595     11,250         20,250       16,875         60,660

Douglas J.
Stevens     3,000         14,595      4,750         36,750        7,250         98,754


(a) Based on the closing sales price of $4.875 per share on June 26, 1998.

Director Compensation

  Delta Woodside pays each director who is not an officer of
Delta Woodside a   fee of $20,000 per year, plus provides
approximately $10,000 annually for
each such director with which shares of Delta Woodside's common stock are purchased. These shares may be newly issued or acquired in the open market for such purpose. Each director is also reimbursed for his reasonable travel expenses in attending each meeting. Commencing in October 1997, each non-officer director is paid $500 ($750 for the committee chair) for each committee meeting attended and $250 for each telephonic committee meeting in which the director participates.

  Beginning in fiscal 1998, the non-employee directors of Delta Woodside are eligible to participate in the Long Term Incentive Plan. Participants are selected by the Long Term Plan Committee, which includes those members of Delta Woodside's Compensation Committee who are "outside directors" (as that term is defined for purposes of Section 162(m) of the Internal Revenue Code or any successor provision). The Long Term Plan Committee has the discretion to grant awards under the plan that, based on a performance period of at least three years, translate into options for Delta Woodside's common stock. No grants were made under the Long Term Incentive Plan in fiscal 1998 to the non-employee directors.

  Delta Woodside has established the Directors' Charitable Giving Program covering each director of Delta Woodside. Under the program, after the death of a director, Delta Woodside will make an aggregate donation of $500,000, to be paid in 10 annual installments commencing no later than six months after the director's death, to one or more charitable organizations selected by such director. With respect to Max Lennon, E. Erwin Maddrey, II and Bettis C. Rainsford, the program will be funded by life insurance policies owned and to be paid for by the Company on the lives of such directors.




Item 11. (Continued)
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The following directors served on the Compensation Committee of Delta Woodside's Board of Directors during fiscal 1998: C.C. Guy, Dr. James F. Kane, Dr. Max Lennon and Buck A. Mickel. Until his death in July 1998, Buck Mickel, a director of Delta Woodside, served as Chairman of the Compensation Committee.
  C. C. Guy served as Chairman of the Board of Old Delta Woodside or its predecessors from the founding of Old Delta Woodside's predecessors in 1984 until November 1989. Buck A. Mickel was a Vice President of Old Delta Woodside or its predecessors from the founding of Old Delta Woodside's predecessors until November 1989, Secretary of Old Delta Woodside from November 1986 to March 1987, and Assistant Secretary of Old Delta Woodside from March 1987 to November 1988.
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

  The following table sets forth certain information as of September 18, 1998, regarding the beneficial ownership of Delta Woodside's common stock by (i) persons beneficially owning in any case more than five percent of such common stock, (ii) the directors of Delta Woodside, (iii) the executive officers of Delta Woodside and (iv) all directors and executive officers of Delta Woodside as a group. The Company is a wholly-owned indirect subsidiary of Delta Woodside. Unless otherwise noted in the notes to the table, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares of common stock of Delta Woodside shown as beneficially owned by them.

                                            Shares
                                         Beneficially
            Beneficial Owner                Owned          Percentage
Reich & Tang Asset Management L. P. (1)    2,518,900          10.22%
600 Fifth Avenue
New York, New York  10020

Franklin Resources, Inc. (2)               2,400,000           9.73%
Franklin Advisory Services, Inc.
Charles B. Johnson
Rupert H.
Johnson, Jr.
777 Mariners
Island Boulevard
San Mateo,
California  94404

Dimensional Fund Advisors Inc. (3)         1,298,120          5.26%
1299 Ocean Avenue, 11th Floor
Santa Monica, California  90401

E. Erwin Maddrey, II (4)                   3,253,422          13.2%
233 North Main Street
Hammond Square, Suite 200
Greenville, SC  29601

Bettis C. Rainsford (5)                    3,185,097          13.0%
108-1/2 Courthouse Square
Post Office Box 388
Edgefield, SC  29824

Buck A. Mickel (6) (7) (20)                1,568,710           6.4%
 Post Office Box 6721
Greenville, SC  29606

Micco Corporation (7)                      1,240,634           5.0%
Post Office Box 795
Greenville, SC  29602

Minor H. Mickel(7) (8)                     1,565,238           6.3%
415 Crescent Avenue
Greenville, SC  29605

Minor M. Shaw (7) (9)                      1,520,086           6.2%
Post Office Box 795
Greenville, SC  29602

Charles C. Mickel (7) (10)                 1,496,944           6.1%
Post Office Box 6721
Greenville, SC  29606

C. C. Guy (11) (20)                           19,368           (19)
James F. Kane (12) (20)                       11,864           (19)
Max Lennon (13) (20)                           9,839           (19)
Jane H. Greer (14)                            44,494           (19)
Robert W. Humphreys (15)                      23,983           (19)
Douglas J. Stevens (16)                       18,197           (19)
Brenda L. Jones (17)                           1,426           (19)
All directors and executive officers
as a group (10 Persons) (18)               8,136,400          32.9%


  (1) In an amendment dated March 16, 1998, to Schedule 13G, Reich & Tang Asset Management L. P. ("Reich & Tang") reported that it has shared voting power and shared dispositive power with respect to all of the shares shown. The Schedule 13G reported that the shares are held on behalf of certain accounts for which Reich & Tang provides investment advice on a fully discretionary basis. The Schedule 13G reported that none of such accounts has an interest with respect to more than 5% of the outstanding shares of common stock.
  (2) In an amendment dated January 16, 1998, to Schedule 13G, Franklin Resources, Inc. ("FRI") reported that the shares shown in the table above are beneficially owned by one or more investment companies or other managed accounts that are advised by one or more direct and indirect investment advisory subsidiaries of FRI. The Schedule 13G reported that the investment advisory subsidiary(ies) have investment and/or voting power over the securities owned by their investment advisory clients. Accordingly, such subsidiary(ies) may be deemed to be the beneficial owner of the shares shown in the table. The Schedule 13G reported that Charles B. Johnson and Rupert H. Johnson, Jr. (the "FRI Principal Shareholders") (each of whom has the same business address as FRI) each own in excess of 10% of the outstanding common stock and are the principal shareholders of FRI and may be deemed to be the beneficial owners of securities held by persons and entities advised by FRI subsidiaries. The Schedule 13G reported that one of the investment advisory subsidiaries, Franklin Advisory Services, Inc. (whose address is One Parker Place, Sixteenth Floor, Fort Lee, New Jersey 07024), has sole voting and dispositive power with respect to all of the shares shown.
FRI, the FRI Principal Shareholders and the investment advisory subsidiaries disclaim any economic interest or beneficial ownership in the shares shown in the table above and are of the view that they are not acting as a "group" for purposes of Securities Exchange Act of 1934, as amended.
  (3) In a Schedule 13G filed with the Securities and Exchange Commission in February 1998, Dimensional Fund Advisors Inc. ("Dimensional") reported that it has sole voting power with respect to 858,420 of the shares shown, and sole dispositive power with respect to all of the shares shown. The Schedule 13G reported that persons who are officers of Dimensional also serve as officers of DFA Investment Dimensions Group Inc. (the "Fund"), and The DFA Investment Trust Company (the "Trust"), each an open-end management investment company, and that in their capacities as officers of the Fund and the Trust, these persons vote 146,100 shares owned by the Fund and 293,600 shares owned by the Trust (which shares are included in the number of shares shown in the table above). The Schedule 13G reports that all shares shown are owned by advisory clients of Dimensional, and that, to the knowledge of Dimensional, no such client has an interest with respect to more than 5% of the outstanding shares of common stock. Dimensional disclaims beneficial ownership of all such shares.

  (4) Mr. Maddrey is the President and Chief Executive Officer and a director of Delta Woodside and the Company. The number of shares shown as beneficially owned by Mr. Maddrey includes approximately 28,023 shares allocated to Mr. Maddrey's account in Delta Woodside's Employee Stock Purchase Plan, 431,470 shares held

Item 12. (Continued)

by the E. Erwin and Nancy B. Maddrey, II Foundation, a charitable trust, as to which shares Mr. Maddrey holds sole voting and investment power but disclaims beneficial ownership, and approximately 1,074 shares allocated to the account of Mr. Maddrey in Delta Woodside's Savings and Investment Plan (the "401(k) Plan"). Mr. Maddrey is fully vested in the shares allocated to his account in the 401(k) Plan. Excluded from the table are 15,000 unissued shares covered by awards that are not exercisable within 60 days of September 18, 1998.

  (5) Mr. Rainsford is the Executive Vice President, Treasurer and Chief Financial Officer and a director of Delta Woodside and the Company. The number of shares shown as beneficially owned by Mr. Rainsford includes 47,945 shares held by The Edgefield County Foundation, a charitable trust, as to which shares Mr. Rainsford holds sole voting and investment power but disclaims beneficial ownership, and approximately 167 shares allocated to the account of Mr. Rainsford in the 401(k) Plan. Mr. Rainsford is fully vested in the shares allocated to his account in the 401(k) Plan. Excluded from the table are 12,000 unissued shares covered by awards that are not exercisable within 60 days after September 18, 1998.

  (6)  Buck A. Mickel is a director of Delta Woodside and the
                         Company.  The
number of shares shown as beneficially owned by Buck A. Mickel includes 327,076 shares directly owned by him, all of the 1,240,634 shares owned by Micco Corporation, and 1,000 shares held by him as custodian for a minor. See Note (7).

  (7) The shares of common stock of Micco Corporation are owned in equal parts by Minor H. Mickel, Buck A. Mickel (a director of Delta Woodside and the Company), Minor M. Shaw and Charles C. Mickel. Buck A. Mickel, Minor M. Shaw and Charles
C. Mickel are the children of Minor H. Mickel. Minor H. Mickel, Buck A. Mickel, Minor M. Shaw and Charles C. Mickel are officers and directors of Micco Corporation. Each of Minor H. Mickel, Buck A. Mickel, Minor M. Shaw and Charles C. Mickel disclaims beneficial ownership of three-quarters of the shares of Delta Woodside's common stock owned by Micco Corporation. Minor H. Mickel directly owns 116,854 shares of Delta Woodside's common stock and as personal representative of her husband's estate owns 207,750 shares of Delta Woodside's common stock. Buck A. Mickel directly or as custodian for a minor owns 328,076 shares of Delta Woodside's common stock. Charles
C. Mickel, directly or as custodian for his children, owns 256,210 shares of Delta Woodside's common stock. Minor M. Shaw, directly or as custodian for her children, owns 264,978 shares of Delta Woodside's common stock. Minor M. Shaw's husband, through an individual retirement account and as custodian for their children, beneficially owns approximately 14,474 shares of Delta Woodside's common stock, as to which shares Minor M. Shaw may also be deemed a beneficial owner. Minor M. Shaw disclaims beneficial ownership with respect to these shares and with respect to the 2,748 shares of Delta Woodside's common stock held by her as custodian for her children. The spouse of Charles C. Mickel owns 100 shares of Delta Woodside's common stock, as to which shares Charles C. Mickel may also be deemed a beneficial owner. Charles C. Mickel disclaims beneficial ownership with respect to these shares and with respect to the 3,510 shares of Delta Woodside's common stock held by him as custodian for his children. Micco Corporation owns 1,240,634 shares of Delta Woodside's common stock.
  (8) The number of shares shown as beneficially owned by Minor H. Mickel includes 116,854 shares directly owned by her, 207,750 shares owned by her as personal representative of her husband's estate and all of the 1,240,634 shares owned by Micco Corporation. See Note (7).
(9)  The number of shares shown as beneficially owned by Minor
                            M. Shaw
includes 264,978 shares owned by her directly or as custodian for her children, approximately 14,474 shares beneficially owned by her husband through an individual retirement account or as custodian for their children, and all of the 1,240,634 shares owned by Micco Corporation. See Note (7).

  (10) The number of shares shown as beneficially owned by Charles C. Mickel includes 256,210 shares owned by him directly or as custodian for his children, 100 shares owned by his wife and all of the 1,240,634 shares owned by Micco Corporation.
See Note (7).

  (11) C. C. Guy is a director of Delta Woodside and the Company. The number of shares shown as beneficially owned by
C. C. Guy includes 18,968 shares owned by his wife, as to which shares Mr. Guy disclaims beneficial ownership.

Item 12. (Continued)

  (12) Dr. Kane is a director of Delta Woodside. The shares shown as beneficially owned by him are held in a Keogh account or an IRA account.

  (13)  Dr. Lennon is a director of Delta Woodside.

               (14) Ms. Greer is Vice President and Secretary of Delta Woodside and the Company. The number of shares shown as beneficially owned by Ms. Greer includes approximately 1,214 shares allocated to her account in the 401(k) Plan. Ms. Greer is fully vested in the shares allocated to her account in the 401(k) Plan. Also included are 11,250 unissued shares that can be acquired by the exercise of options exercisable within 60 days of September 18, 1998, but excluded from the table are 28,875 unissued shares covered by options and awards that are not exercisable within 60 days after September 18, 1998.
  (15) Mr. Humphreys is Vice President-Finance and Assistant Secretary of Delta Woodside and the Company. The number of shares shown as beneficially owned by Mr. Humphreys includes approximately 1,138 shares allocated to his account in the 401(k) Plan. Mr. Humphreys is fully vested in the shares allocated to his account. Also included are approximately
1,596 shares allocated to Mr. Humphreys' account in Delta Woodside's Employee Stock Purchase Plan and 11,250 unissued shares that can be acquired by the exercise of options exercisable within 60 days of September 18, 1998, but excluded from the table are 20,250 unissued shares covered by options and awards that are not exercisable within 60 days after September 18, 1998.
  (16)  Mr. Stevens is Vice President-International of Delta
                         Woodside and
the Company. The number of shares shown as beneficially owned by Mr. Stevens includes approximately 323 shares allocated to his account in the 401(k) Plan. Mr. Stevens is fully vested in the shares allocated to his account in the 401(k) Plan. Also included are 4,750 unissued shares that can be acquired by the exercise of options exercisable within 60 days of September 18, 1998, but excluded are 24,000 unissued shares covered by options and awards that are not exercisable within 60 days after September 18, 1998.
 (17)  Ms. Jones is Assistant Secretary of Delta Woodside and
                         the Company.
The number of shares shown as beneficially owned by Ms. Jones includes approximately 201 shares allocated to her account in the 401(k) Plan. Ms. Jones is fully vested in the shares allocated to her account in the 401(k) Plan. Excluded from the table are 1,975 unissued shares covered by options and awards that are not exercisable within 60 days after September 18, 1998.

 (18)  Includes all shares deemed to be beneficially owned by any director
or executive officer of Delta Woodside. Includes 4,116 shares of Delta Woodside's common stock held for the executive officers on the September 18, 1998 record date for the Annual Meeting of the shareholders of Delta Woodside by the 401(k) Plan. Each participant in the 401(k) Plan has the right to direct the manner in which the trustee of the Plan votes the shares held by the 401(k) Plan that are allocated to such participant's account. Except for shares as to which such a direction is made, the shares held by the 401(k) Plan will not be voted. The number of shares shown in the table includes an aggregate of 27,250 non-issued shares subject to employee stock options held by executive officers that are exercisable within 60 days or less, but excludes 54,600 non-issued shares subject to employee stock options and awards held by executive officers that are not exercisable within 60 days.

  (19)  Less than one percent.
  (20) The number of shares shown in the table excludes the shares with approximate value of $10,000 per person acquired on September 30, 1998, as described in "Item 11. Executive
Compensation under the subheading "Director Compensation."
 ."


Item 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     The Rainsford Yarn Plant of the Company sells yarn to the subsidiary of Delta Woodside that manufactures and sells apparel. During fiscal years 1996, 1997, and 1998 these sales of yarn aggregated $23,363,000, $22,015,000 and $17,687,000, respectively. The Company's Stevcoknit Fabric's operation (now discontinued) also sold knit fabric to such subsidiary of Delta Woodside during fiscal years 1996,1997, and 1998.
These sales aggregated $2,237,000, $7,855,000, and $3,976,000, respectively. During these periods until the end of March 1997, all such yarn sales were at a price equal to cost plus $0.01
per pound.   All such fabric sales, and all yarn sales made
since March 1997, were and have been made at prices deemed by the Company and Delta Woodside to approximate market value. In connection with the foregoing pricing policies on yarn sales, through March 1997 the apparel manufacturing subsidiary of Delta Woodside also maintained with the knitted fabrics division a non-interest bearing deposit which aggregated $11.2 million at June 29,1996. Effective May 7, 1997, Delta Woodside adopted a written policy statement governing the pricing of inter-company transactions. Among other things, such policy statement provides that all inter-company sales and purchases will be settled at market value and terms.

     Delta Woodside provides various services to the Company, including payroll, accounting, internal audit, employee benefits and services. These services have been charged on the basis of Delta Woodside's cost and allocated to the Company based on employee headcount, computer time, projected sales and other criteria. During fiscal years 1996, 1997, and 1998, Delta Woodside charged the Company $3,123,000, $3,302,000, and $2,838,000, respectively, for these services. Effective August 1, 1997, the Company and Delta Woodside entered into a management services agreement that governs the use by the Company of and the method of charging the Company for the services to be provided by Delta Woodside to the Company on an ongoing basis. Such management services agreement provides, among other things, that the Company may request that Delta Woodside provide such executive, administrative, accounting and similar services as may be necessary and appropriate for the operation of the Company. The management services agreement further provides that Delta Woodside shall provide such services for a fee no greater than the lesser of: (a) the cost to the Company of obtaining such services from a unaffiliated third party in an arm's length transaction or (b) Delta Woodside's pro rata share of Delta Woodside's actual cost or expense incurred in connection with providing such services (including a reasonable allocation of overhead and other unallocated corporate cost) with such pro rata share to be determined reasonably and in good faith by Delta Woodside in accordance with the following formulas: in the case of benefits, administration and payroll cost and expenses based upon the average number of employees of the Company during the immediately preceding four full fiscal quarters for which internal statements are available (the "Statement Period") as compared to the average number of employees of the Delta Woodside Group during the Statement Period; in the case of computer services based upon the number of computer processing units attributable to the Company during the Statement Period as compared to the total number of computer processing units of the Delta Woodside Group during the Statement Period; in the case of purchasing cost and expenses based upon the number of purchase orders attributable to the Company during the Statement Period as compared to the total number of purchase orders of the Delta Woodside Group during the Statement Period; in the case of expenses related to cotton buying services based upon the number of cotton orders entered into by or on behalf of the Company for the Statement Period as compared to the total number of cotton orders of the Delta Woodside Group for the Statement Period; in the case of accounting, tax, and internal audit cost and expenses based upon the amount of the bill of Delta Woodside's external auditors for the Statement Period attributable to work related to the Company, as compared to the total bill of Delta Woodside's external auditors for the Statement Period; and in the case of cost and expenses for all other services based upon the total of Delta Woodside's revenues for the Statement Period as compared to revenues of the consolidated Delta Woodside Group for the Statement Period. The management services agreement further provides that letter of credit or surety bond issuer fees and expenses incurred in connection with workers compensation requirements will be borne by the Company in accordance with its pro rata share of applicable payroll expenses. Such management services agreement may be terminated at any time by any party thereto without liability, except that the Company shall pay for all services provided up to and including the date such agreement is terminated and all other amounts attributable to the period prior to such termination.
     Effective as of August 1, 1997 the Company and Delta Woodside entered into an income tax sharing agreement. Such income tax sharing agreement provides that Delta Woodside will file consolidated federal, and may file consolidated state, local or foreign, income tax returns covering the Company and the other members of the Delta Woodside Group. Such income tax sharing agreement further provides that the Company will pay to Delta Woodside an amount on each tax due date equal to the lesser of (a) the Company's income tax liability had the Company filed a separate tax return for the affiliate group (the "Subsidiary Group") consisting of the Company and
Item 13. Continued)

the Company's subsidiaries or (b) the Subsidiary Group's pro rata share of the Delta Woodside Group's aggregate income tax liability, calculating such pro rata share as if the members of the Delta Woodside Group had filed separate tax returns. However, any reduction in the amount payable by the Company resulting from net operating losses ("NOL") generated by another subsidiary of Delta Woodside shall be paid to Delta Woodside when such other subsidiary would have otherwise benefited from such NOL if it were filing separate tax returns. The income tax sharing agreement also provides that Delta Woodside will credit the Company for any net loss, tax credit or refund of the Subsidiary Group that reduces the tax liability of the Delta Woodside Group. During fiscal year 1998 no payments were paid by the Company to Delta Woodside pursuant to this agreement.
     For further information on transactions with affiliates by the Company, see Consolidated Statements of Cash Flows and Notes C and E to the Consolidated Financial Statements, which information is incorporated herein by reference.
                            PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

               (a) (1) and (2) Financial Statements and Financial
                               Statement Schedules
               The response to this portion of Item 14 is set forth on page F-2 included herein, which response is incorporated herein by reference.
          (3)   Listing of Exhibits:*

3.1 Articles of Incorporation of the Company, as amended through February 5, 1989: Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of RSI Corporation and Porter Brothers, Inc., File No. 33-30247 (the "Form S-4").

3.1.1 Articles of Amendment to Articles of Incorporation of the Company: Incorporated by reference to
               Exhibit 3.1.2 to the Form S-4.

3.1.2 Articles of Merger of Harper Brothers,Inc. into RSI Corporation: Incorporated by reference to
               Exhibit 4.1.1 to the Registration Statement of the Company on Form S-8, File No. 33-33116 (the "1990 Form S-8").

3.1.3          Articles of Merger of Delta Woodside Industries,
               Inc., a Delaware corporation, into RSI
               Corporation: Incorporated by reference to
               Exhibit 4.1.2 to the 1990 Form S-8.

3.1.4 Articles of Merger of Duncan Office Supplies, Inc., into Delta Woodside Industries, Inc.:
               Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarterly period ended December 29, 1990 (the "December 1990 10-Q").

3.1.5 Articles of Amendment to the Articles of Incorporation of Delta Woodside Industries, Inc., filed with the South Carolina Secretary of State on November 15, 1991: Incorporated by reference to Exhibit 4.6 to the Form 10-Q of the Company for the quarterly period ended December 28, 1991.

3.2 By-laws of the Company, as amended: Incorporated by reference to Exhibit 3.1.1 to the Form S-4.

3.2.1          Amendments to By-laws of the Company:
               Incorporated by reference to Exhibit 3.2 to the December
               1990 10-Q.

3.2.2 Amendment to By-laws of the Company, adopted as of June 29, 1992: Incorporated by reference to
               Exhibit 3.2.2 to the Company's Form 10-K for the fiscal year ended June 27, 1992 (the "1992 10-K").

4.1            See Exhibits 3.1, 3.1.1, 3.1.2, 3.1.3,3.1.4,
               3.1.5, 3.2, 3.2.1. and 3.2.2.

4.1.1          Specimen of Certificate for the Company's Common
               Stock: Incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form
               S-3, File No. 3342710 (the "Form S-3").

4.2 Amended and Restated Credit Agreement dated as of March 15, 1996 among Delta Woodside Industries, Inc., the Lenders named therein, and NationsBank, N.A. as Agent (with exhibits and schedules omitted) together with forms of Promissory Notes, Subsidiary Guaranty, Borrower Security Agreement, Subsidiaries Security Agreement and certain other documents:
               Incorporated by reference to Exhibit 4.4 to the Form 10-Q of the Company for the quarterly period ended March 30, 1996. The Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted schedules or exhibits to such agreement upon request of the Commission.

4.2.1 Amendment and Waiver Agreement dated as of May 20, 1996, by and among Delta Woodside Industries, Inc., the guarantors identified on the signature pages attached thereto and the lenders and agents thereto: Incorporated by reference to
               Exhibit 4.4.1 to the Form 8-K of the Company with date of May 28, 1996 (the "May 1996 8-K"). The Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted schedules or exhibits to such agreement upon request of the Commission.

4.2.2 Pledge Agreement dated as of May 20, 1996 by and among Delta Woodside Industries, Inc., the guarantors from time to time party thereto and NationsBank, N.A., in its capacity as agent for the lenders from time to time party to the Credit Agreement described therein:
               Incorporated by reference to Exhibit 4.4.2 to the May 1996 8-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedules or exhibits to such agreement upon request of the Commission.

4.2.3          Second Amendment and Waiver  Agreement dated as of
               December 20,   1996, among Delta Woodside
               Industries, Inc., the guarantors identified as such on the signature pages attached, the lenders and agents, together with forms of certain real estate lien documents: Incorporated by reference to Exhibit to the Form 10-Q of the Company for the quarterly period ended December 28, 1996. The Company agrees to furnish supplementary to the securities and Exchange Commission a copy of any omitted schedules or exhibits to such agreement upon request of the Commission.

4.2.4 Credit Agreement dated as of August 25, 1997 among Delta Mills, Inc., as Borrower, certain subsidiaries of the Borrower from time to time party thereto, as guarantors, the several lenders from time to time party thereto,
               NationsBank, N.A., as Administrative Agent, and
               BNY Financial Corporation, as Collateral Agent, together with forms of certain related instruments, agreements and documents (excluding schedules): Incorporated by reference to
               Exhibit 4.2.4 to Form 8-K/A of the Company with date of September 25, 1997. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedules to such agreement upon request of the Commission.

4.2.5 Credit Agreement dated as of August 25, 1997 among Delta Woodside Industries, Inc., as Borrower, certain subsidiaries of the Borrower from time to time party thereto, as guarantors, the several
               Lenders from time to time party thereto and NationsBank, N. A. as Agent , together with forms of certain related instruments, agreements and documents (excluding schedules):
               Incorporated by reference to Exhibit 4.2.5 to Form 8-K/A of the Company with date of September
               25, 1997. The Company agrees to furnish
               supplementally to the Securities and Exchange
               Commission a copy of any omitted schedules to such agreement upon request of the Commission.

4.2.6 Indenture, dated as of August 25, 1997 with respect to Delta Mills, Inc. $150,000,000 Series A and Series B 9
               5/8% Senior Notes due 2007, with The Bank of New
               York, as Trustee, together with forms of certain related instruments, agreements and documents:
               Incorporated by reference to Exhibit 4.2.6 to Form 8-K/A of the Company with date of September
               25, 1997.

4.3 The Company hereby agrees to furnish to the Commission upon request of the Commission a copy of any instrument with respect to long-term debt not being registered in a principal amount less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

10.1 Lease, dated December 27, 1987 by and between Hammond Square, Ltd. and the Company:
               Incorporated by reference to Exhibit 10.10 to Registration Statement No. 3322563 on Form S-4 of Delta Woodside Industries, Inc., a Delaware corporation ("Registration Statement No. 33 22563").

10.2**         Delta Woodside Deferred Compensation Plan for Key
               Employees:  Incorporated by reference to Exhibit
               10.6 to the Form 10-Q of the Company for the quarterly period ended December 30, 1989.

10.3**         Incentive Stock Award Plan effective July 1, 1990:
               Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the fiscal quarter ended March 31, 1990.

10.3.1** 1995 Amendment to the Incentive Stock Award Plan effective as of November 9, 1995: Incorporated by reference to Exhibit 10.3.1 to the Form 10-Q of the Company for the quarterly period ended December 30, 1995 (the "December 1995 10-Q").

10.4.1**       Stock Option Plan effective as of July 1, 1990:
               Incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended June 30, 1990.

10.4.2**       Amendment No. 1 to Stock Option Plan:
               Incorporated by reference to Exhibit 10.1 to the December 1990 10-Q.

10.4.3** Amendment to Stock Option Plan: Incorporated by reference to Exhibit 10.9.2 to the Company's
               Form 10-K for the fiscal year ended June 29, 1991 (the "1991 10-K").

10.4.4** 1995 Amendment to the Stock Option Plan effective as of November 9, 1995: Incorporated by reference to Exhibit 10.4.4 to the December
               1995 10-Q.

10.5           Stock Transfer Restrictions and Right of First
               Refusal Agreement between the Company and E.
               Erwin Maddrey, II:  Incorporated by reference to
               Exhibit 10.2 to the December 1990 10-Q.

10.6           Stock Transfer Restrictions and Right of First
               Refusal Agreement between the Company and Bettis
               C. Rainsford:  Incorporated by reference to
               Exhibit 10.3 to the December 1990 10-Q.

10.7**         Summary of Delta Woodside Industries, Inc.,
               Director Charitable Giving Program:
               Incorporated by reference to Exhibit 10.11 to the 1992 10-K.

10.7.1**       Resolution to amend Directors' Charitable Giving
               Program dated February 2, 1995: Incorporated by reference to Exhibit 10.7.1 to the March 1995 10-
               Q.

10.8.1** Directors Stock Acquisition Plan: Incorporated by reference to Exhibit 10.14 to the 1991 10-K.

10.8.2** Amendment of Director Stock Acquisition Plan, dated April 30, 1992: Incorporated by reference to Exhibit 10.12.2 to the 1992 10-K.

10.9           See Exhibits 4.2, 4.2.1, 4.2.2, 4.2.3,4.2.4,
               4.2.5, and 4.2.6.

13 Annual Report to Shareholders of the Company for the fiscal year ended June 28, 1997.

21             Subsidiaries of the Company.

23.1           Report on Schedule and Independent Auditors'
               Consent for the years ended June 28, 1997, June
               29, 1996 and July 1, 1995.

* All reports previously filed by the Company with the Commission pursuant to the Exchange Act, and the rules and regulations promulgated thereunder, exhibits of which are incorporated to this Report by reference thereto, were filed under Commission File Number 1-10095.


** This is a management contract or compensatory plan or arrangement.

          (b)  Reports on Form 8-K

               No report on Form 8-K was filed during the quarter ended June 28, 1997.

         (c)  Exhibits
              The response to this portion of Item 14 is submitted as a separate section of this report.

         (d)  Financial Statement Schedules
               Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DELTA MILLS, INC.
           9/25/98
                                        /s/ E. Erwin Maddrey,III
             Date                       E. Erwin Maddrey, II
                                        President, Chief
                                        Executive Officer and
                                        Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ C. C. Guy       9/25/98             /s/ E. Erwin Maddrey, II   9/25/98
C. C. Guy                               E. Erwin Maddrey, II        Date
Director                                President, Chief Executive Officer
                                        and Director





/s/ Buck A. Mickel  9/25/98             /s/Bettis C. Rainsford     9/35/98
Buck A. Mickel                          Bettis C. Rainsford         Date
                                        Director Executive Vice President,
                                        Chief Financial
                                        Officer, Treasurer and
                                        Director





                                        /s/ Robert W.Humphreys     9/25/98
                                        Robert w. Humphreys
                                        Vice President-Finance
                                        and Assistant
                                        Secretary






                               EXHIBIT INDEX

21        Subsidiaries of the Company.

23.1      Independent Auditors' Report, June 27, 1998








                   ITEM 14 (a) (1) and (2), (c) and (d)

     LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                               CERTAIN EXHIBITS

                       FINANCIAL STATEMENT SCHEDULES

                         YEAR ENDED JUNE 27,1998

                             DELTA MILLS, INC.

                        GREENVILLE, SOUTH CAROLINA

                                    F-1
FORM 10-K--ITEM 14(a)(1) AND (2)

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



                              F-2

              SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                             DELTA MILLS, INC.
            COL. A                 COL. B                 COL. C                  COL. D        COL. E

                                              ADDITIONS
                                 Balance at
   DESCRIPTION                    Beginning        (1)             (2)          Deductions   Balance at End
                                  of Period  Charged to Costs  Charged to Other     Describe  of Period
                                               and Expenses   Accounts-Describe

Deducted from asset accounts
 Allowance for doubtful accounts:
Year ended June 27, 1998        $   128,000                                                    $   246,000

Year ended June 28, 1997        $    99,000                                                    $   128,000

Year ended June 29, 1996        $   160,000                                                    $    99,000

Inventory reserves:
Year Ended June 27, 1998        $ 2,638,000                                                    $ 3,452,000

Year ended June 28, 1997        $ 5,322,000                                                    $ 2,638,000

Year ended June 29, 1996        $ 5,452,000                                                    $ 5,322,000
