Form 10-Q
period 1998-09-26
DELTA MILLS INC
filed 1998-11-10
CIK 1046860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 1998
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value--   100 shares as of  November 2, 1998

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND H(1)(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


DELTA MILLS, INC.

                             INDEX
                                                                Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

  Condensed consolidated balance sheets--
  September 26, 1998 and June 27, 1998                          3-4

  Condensed consolidated statements of operations--
  Three months ended September 26, 1998 and
  September 27, 1997                                               5

  Condensed consolidated statements of cash
  flows-Three months ended September 26, 1998
  and September 27, 1997                                           6

  Notes to condensed consolidated financial
  statements-September 26, 1998                                  7-9

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations        10

Part II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                      11

Item 5.    Other Information                                      11

Item 6.    Exhibits and Reports on Form 8-K                       11

SIGNATURES                                                        12

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DELTA MILLS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                   September 26,    June 27,
ASSETS                                 1998          1998
                                   (Unaudited)
                                          (In thousands)
CURRENT ASSETS
  Cash and cash equivalents           $2,358          $544
  Accounts receivable:
     Factor and other                 78,718        82,454
     Affiliates                       12,663         6,783
                                    ___________   ___________
                                      91,381        89,237
     Less allowances for doubtful
      accounts and returns               284           246
                                    ___________   ___________
                                      91,097        88,991
  Inventories
     Finished goods                   12,325        10,427
     Work in process                  37,338        37,000
     Raw materials and supplies        8,909         8,412
                                   ___________   ___________
                                      58,572        55,839

  Current assets of discontinued
    operations                         4,626        15,484
  Deferred income taxes and
     other assets                      3,028         2,567
                                   ___________   ___________
          TOTAL CURRENT ASSETS       159,681       163,425
PROPERTY, PLANT AND
EQUIPMENT, at cost                   195,734       201,887
  Less accumulated depreciation       77,128        80,257
                                   ___________   ___________
                                     118,606       121,630

DEFERRED LOAN COSTS AND
 OTHER ASSETS                          5,299         5,235
                                   ___________   ___________
                                    $283,586      $290,290
                                   ___________   ___________
                                   ___________   ___________


DELTA MILLS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                             September 26,    June 27,
                                                 1998          1998
                                              (Unaudited)
                                                     (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                        $17,975       $23,890
  Payable to affiliates                           4,274         4,493
  Accrued and sundry liabilities                 16,781        20,979
  Accrued restructuring charges                   5,327         6,640
                                              ___________   ___________
         TOTAL CURRENT LIABILITIES               44,357        56,002

LONG-TERM DEBT                                  175,000       176,635
DEFERRED INCOME TAXES                             9,987         7,431
OTHER LIABILITIES AND DEFERRED
   CREDITS                                        6,135        10,144

SHAREHOLDERS' EQUITY


  Common Stock -- par value $.01 a share -- authorized
  3,000 shares, issued and outstanding 100
  Additional paid-in capital                     51,792        51,792
  Retained earnings                              (3,685)      (11,714)
                                              ___________   ___________
                                                 48,107        40,078
COMMITMENTS AND CONTINGENCIES
                                               $283,586      $290,290
                                             ___________   ___________
                                             ___________   ___________
DELTA MILLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
 (In thousands)

                                                Three Months Ended
                                            September 26, September 27,
                                               1998          1997

Net sales to non-affiliated parties           $83,702       $88,571
Net sales to affiliated parties                 8,715        $3,812
                                            ___________   ___________
Net sales                                      92,417       $92,383
Cost of goods sold                             75,229        75,358
                                            ___________   ___________
Gross profit                                   17,188        17,025
Selling, general and administrative expenses    3,948         4,104
Other income (expense)                            (25)          (15)
                                             ___________   ___________
  OPERATING PROFIT                             13,265        12,936
Interest (expense) income:
  Interest expense                              4,514         4,323
  Interest (income)                               (25)          (15)
                                              ___________   ___________
                                                4,489         4,308
 INCOME FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                8,776         8,628
Income tax expense                              3,379         3,325
                                               ___________   ___________
 INCOME FROM CONTINUING
  OPERATIONS                                    5,397         5,303

Decrease in estimate of loss on
 disposal of discontinued operations
 less applicable income taxes                   2,632
(Loss) from operations of discontinued
  operations less applicable income taxes                    (1,637)
                                               ___________   ___________
Income (Loss) from discontinued operations      2,632        (1,637)
                                               ___________   ___________
NET INCOME                                     $8,029        $3,666
                                               ___________   ___________
                                               ___________   ___________

See notes to consolidated financial statements.
DELTA MILLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (In thousands)                                    Three Months Ended
                                                September 26, September 27,
                                                    1998          1997
OPERATING ACTIVITIES
  Net income (loss)                                $8,029        $3,666
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Discontinued operations                        9,211        (5,917)
     Depreciation                                   3,432         3,699
     Amortization                                     (65)           56
     Other                                          3,754           349
     Changes in operating assets and liabilities  (20,060)     (155,337)
                                                 __________   ___________
               NET CASH PROVIDED BY
               OPERATING  ACTIVITIES                4,301      (153,484)

INVESTING ACTIVITIES
  Property, plant and equipment:
     Purchases                                     (3,153)       (2,148)
     Proceeds of dispositions                         566             3
  Investing activities of discontinued operations   1,648        (1,036)
  Other                                                87
                                                 ___________   ___________
                NET CASH (USED) BY
                INVESTING ACTIVITIES                 (852)       (3,181)

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit          57,365       210,000
  Repayments on revolving lines of credit         (59,000)     (145,000)
  Net repayments of loan from parent company                    (53,440)
  Proceeds from issuance of long-term debt                      145,688
  Other                                                          (1,100)
                                               ___________   ___________
                 NET CASH (USED) PROVIDED BY
                 FINANCING ACTIVITIES              (1,635)      156,148
                                                ___________   ___________

         INCREASE (DECREASE) IN CASH AND
                        CASH EQUIVALENTS            1,814          (517)

Cash and cash equivalents at beginning of year        544         1,095
                                                ___________   ___________

               CASH AND CASH EQUIVALENTS
                          AT END OF YEAR           $2,358          $578
                                                 ___________   ___________
                                                 ___________   ___________
See notes to consolidated financial statements.

DELTA MILLS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 26, 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited combined condensed financial statements of Delta Mills, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 26, 1998 are not necessarily indicative of the results that may be expected for the year ending July 3, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 27, 1998.

NOTE B--DISCONTINUED OPERATIONS
On March 3, 1998, the Company made the decision to close its Stevcoknit Fabrics division. The Company expects to complete disposition of the business during the second quarter of fiscal year 1999. During the first quarter of fiscal 1999, the Company reduced the estimate of the cost to close the business and recognized a credit of $2.6 million in discontinued operations, including a tax benefit of $1.8 million. The amount the Company will ultimately realize from the liquidation of the Stevcoknit Fabrics division could differ materially from the carrying value of the assets of the business.

The assets of discontinued businesses at September 26, 1998 and June 27, 1998, are as follows:
                              September 26,    June 27,
(In thousands)                      1998         1998

Accounts Receivable                 $4,576      $13,893
Inventories                              0        1,529
Other current assets                    50           62
                                   _______      _______
      Total current assets           4,626       15,484

Property, plant and
equipment net of
accumulated depreciation                11           12
                                   _______      _______
      Total Assets                  $4,637      $15,496
                                   _______      _______
                                   _______      _______

NOTE B--DISCONTINUED OPERATIONS (Continued)

Summarized results of operations for discontinued businesses are as follows: (In thousands)
                                  Three Months Ended
                              September 26,September 27,
                                    1998         1997

Net Sales                           $2,000      $27,548
Cost and expenses                    2,000       30,211
                                   _______      _______
(Loss) before income taxes               0       (2,663)
Income tax (benefit)                             (1,026)
                                   _______      _______
(Loss) from discontinued
operations                              $0      ($1,637)
                                   _______      _______
                                   _______      _______

NOTE C--SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

Delta Mills Marketing, Inc. (the "Guarantor") does not comprise a material portion of the Company's assets or operations. The Guarantor is a wholly-owned subsidiary of the Company and has fully and unconditionally guaranteed (the "Guarantee") the Company's payment of principal, premium, interest and certain liquidated damages, if any, on the Company's senior notes (the "Notes"). The Guarantor's liability under the Guarantee is limited to such amount, the payment of which would not have left the guarantor insolvent or with unreasonably small capital at the time its Guarantee was entered into, after giving effect to the incurrence of existing indebtedness immediately prior to such time.

The Guarantor is the sole subsidiary of the Company. All future subsidiaries of the Company will provide guarantees identical to the one described in the preceding paragraph unless such future subsidiaries are Receivables Subsidiaries (as defined in the indenture relating to the Notes). Such additional guarantees will be joint and several with the Guarantee of the Guarantor.

NOTE C--SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY
(Continued)

The Company has not presented separate financial statements or other disclosures concerning the Guarantor because Company management has determined that such information is not material to investors.

Summarized financial information for the Guarantor is as follows (in thousands):
                                 September 26,  June 27,
                                     1998         1998

Current assets                        $364       $1,301
Noncurrent assets                      100          412
Current liabilities                    146        1,428
Noncurrent liabilities               1,313        1,260
Stockholder's (deficit)               (995)        (975)

Summarized results of operations for the Guarantor are as follows (in thousands):
                                   Three Months Ended
                                September 26,  September 27,
                                    1998           1997

Net sales - intercompany
commissions...................      $1,377        1,591
Costs and expenses............       1,327        1,413
Income from continuing operati         184          120
Net income (loss)                      (83)        (116)


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company manufactures and sells finished and unfinished woven fabrics to non-affiliated parties and manufactures and sells yarn, primarily to Delta Apparel, a division of Duck Head Apparel which is owned by the parent Company Delta Woodside Industries, Inc. Operating profits were slightly ahead of the same quarter of the prior fiscal year while sales to non-affiliated parties declined 6% to $83 million.
 The decline was due primarily to a decrease in sales of unfinished (greige) fabrics, and a decline in sales of finished fabric to government accounts. Gross margins continue to benefit from the modernization program completed during fiscal 1997, and from lower raw
material costs.   Business remains good with the exception of the
unfinished fabrics portion of the business which is operating on reduced running schedules. This market represents less than 10% of sales, and this production is being shifted to alternative end markets.

Income from continuing operations in the first quarter of fiscal year 1999 was approximately the same as in the first quarter of the prior fiscal year. Both interest expense and interest income were approximately the same in the current quarter compared to the first quarter of the prior fiscal year.

The Stevcoknit liquidation is almost complete and the Company expects to collect the remaining accounts receivable during the second quarter of fiscal 1999.

Order backlogs decreased to $93 million at September 26, 1998 as compared $112 million at September 27, 1997.

Inventories increased $2.8 million to $59 million at September 26, 1998 as compared to inventories at June 27, 1998, but decreased from inventory levels at September 27, 1997.

The Company believes that cash flow generated by its operations and funds available under its current credit facilities will be sufficient to service its debt, to satisfy its day-to-day working capital requirements, and to fund its planned capital expenditures.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings*
Item 5.   Other Information*
Item 6.   Exhibits and Reports on Form 8-K
             (a)    Exhibits required by Item 601 of Regulation S-K
                     None
              (b) No reports were filed on form 8-K during the quarter ended September 26, 1998

    Items 1 and 5 are not applicable

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Delta Mills, Inc.
                                            (Registrant)





Date       November 5, 1998                    /s/ Robert W. Humphreys
                                               Robert W. Humphreys
                                               Vice President - Finance