Form 10-Q/A
period 1998-09-26
DELTA MILLS INC
filed 1999-02-03
CIK 1046860

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

The Company has a variety of computers and systems that are subject to Year
2000 issues. The Year 2000 problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these programs do not properly recognize a year that beings with "20" instead of the familiar "19". If not corrected, many computer applications could fail, or cause erroneous results. The Company has considered the impact of Year 2000 issues on the Company's computer information systems and other equipment that use embedded technology such as micro-controllers, and has developed a remediation plan. The Company's Year 2000 plan includes 1) Identifying year 2000 issues, 2) Assessment and prioritization of issues,
3) Remediation, and 4) Testing for year 2000 compliance.  Because the
Company has a wide variety of systems and equipment at various locations affected by the Year 2000 issue, various aspects of the Company's Year 2000 efforts are at different stages of progress. Most of the work now being done involves remediation and testing of Year 2000 solutions. Expenditures in fiscal 1998 for the Year 2000 project amounted to approximately $21,000.
As a part of its plan to achieve Year 2000 compliance, the Company has decided to accelerate the schedule for implementation of certain data collection systems. The cost of these systems is approximately $1 million. The Company now expects to spend approximately $1.2 million on software improvements and remediation work in fiscal year 1999, and an additional $.3 million in fiscal year 2000, with completion expected by the first quarter of fiscal year 2000. Key vendors and customers have documented assurance of current or planned readiness for the year 2000. The most likely worst-case scenario is that certain non-critical business systems might fail. The Company has developed contingency plans for all systems that had not been remediated as of December 26, 1998. Contingency plans include the option to disable certain systems or to use alternate methods of providing the same or similar service. The Company does not believe that these non-critical systems will have a material adverse impact on the Company's ability to generate revenue. In the event that the Company is unable to implement all or a part of its Year 2000 plan, then some of the Company's computer systems could fail. Any liability or lost revenue associated with systems failure cannot be reasonably estimated at this time.

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