Form 10-Q
period 1998-12-26
DELTA MILLS INC
filed 1999-02-04
CIK 1046860

1

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 1998
OR
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

                               864\232-8301
           (Registrant's telephone number, including area code)

                                Not Applicable
         (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $.01 Par Value--   100 shares as of   January 29,
1999.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTIONS H(1)(a) AND H(1)(b) OF FORM 10-Q AND IS THEREFORE
FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


DELTA MILLS, INC.

                              INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

  Condensed consolidated balance sheets--
  December 26, 1998 and June 27, 1998                             3-4

  Condensed consolidated statements of operations--
  Three and six  months ended December 26, 1998 and
  December 27, 1997                                                 5

  Condensed consolidated statements of cash
  flows-Six months ended December 26, 1998
  and December 27, 1997                                             6

  Notes to condensed consolidated financial
  statements-December 26, 1998                                    7-8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations         9-10

Part II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                       11

Item 5.    Other Information                                       11

Item 6.    Exhibits and Reports on Form 8-K                        11

SIGNATURES                                                         12




PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DELTA MILLS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                            December 26,   June 27,
                                               1998          1998
                                            (Unaudited)
                                                   (In thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                  $    3,094    $   544
  Accounts receivable:
    Factor and other                             72,918     82,454
    Affiliates                                   12,349      6,783
                                                 85,267     89,237
    Less allowances for doubtful accounts           348        246
                                                 84,919     88,991
  Inventories
    Finished goods                               15,090     10,427
    Work in process                              31,820     37,000
    Raw materials and supplies                    8,662      8,412
                                                 55,572     55,839

  Current assets of discontinued operations       1,401     15,484
  Deferred income taxes and other assets          1,261      2,567

             TOTAL CURRENT ASSETS               146,247    163,425

PROPERTY, PLANT AND
EQUIPMENT, at cost                              196,050    201,887
     Less accumulated depreciation               80,270     80,257
                                                115,780    121,630

DEFERRED LOAN COSTS AND OTHER ASSETS              5,126      5,235
                                               $267,153   $290,290



DELTA MILLS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                               December 26,  June 27,
                                                   1998       1998
                                                (Unaudited)
                                                   (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                          $ 14,275   $ 23,890
  Payable to affiliates                              3,571      4,493
  Accrued and sundry liabilities                    17,301     20,979
  Accrued restructuring charges                      3,718      6,640
         TOTAL CURRENT LIABILITIES                  38,865     56,002

LONG-TERM DEBT                                     155,000    176,635
DEFERRED INCOME TAXES                               14,655      7,431
OTHER LIABILITIES AND DEFERRED
   CREDITS                                           6,340     10,144

SHAREHOLDERS' EQUITY
  Common Stock -- par value $.01
  a share - authorized
  3,000 shares, issued and outstanding 100
  Additional paid-in capital                        51,792     51,792
  Retained earnings (deficit)                          501    (11,714)
                                                    52,293     40,078
COMMITMENTS AND CONTINGENCIES
                                                  $267,153  $ 290,290


See notes to consolidated financial statements.


DELTA MILLS,  INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                 Three Months Ended      Six Months Ended
                            December 26, December 27,  December 26, December 27,
                               1998          1997          1998         1997
                                   (In thousands, except per share data)

Net sales to non-affiliated
parties                        $79,134     $85,131       $162,835     $173,702
Net sales to affiliated
parties                          7,804       4,154         16,520        7,966
Net sales                       86,938      89,285        179,355      181,668
Cost of goods sold              71,156      74,279        146,385      149,637
Gross profit on sales           15,782      15,006         32,970       32,031
Selling, general and
administrative expense          4,403        3,950          8,351        8,054
Other income (expense)            (22)          27              3           42
    OPERATING PROFIT           11,357       11,083         24,622       24,019
Interest expense (income):
  Interest expense              4,489        4,968          9,003        9,313
  Interest (income)               (42)         (26)           (67)         (63)
                                4,447        8,936          4,942        9,250

INCOME FROM CONTINUING
  OPERATIONS BEFORE
  INCOME TAXES                  6,910        6,141         15,686       14,769
Income tax expense              2,724        2,509          6,103        5,834

INCOME FROM CONTINUING
 OPERATIONS                     4,186        3,632          9,583        8,935

Decrease in estimate of loss
 on disposal of discontinued
 operations less
 applicable income taxes                                    2,632
(Loss) from operations of
 discontinued operations
 less applicable income taxes               (1,725)                     (3,362)


Income (loss) from
discontinued operations                     (1,725)         2,632       (3,362)

NET INCOME                     $4,186       $1,907        $12,215       $5,573


See notes to consolidated financial statements.


DELTA MILLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
                                                       Six Months Ended
                                                   December 26, December 27,
                                                       1998         1997
OPERATING ACTIVITIES
Net income                                        $   12,215     $   5,573
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Discontinued operations                           14,025          (623)
    Depreciation                                       6,991         7,343
    Amortization                                         346           223
    Other                                              9,257         1,807
    Changes in operating assets and
      liabilities                                    (15,175)      (11,447)
                 NET CASH PROVIDED BY
                OPERATING  ACTIVITIES                 27,659         2,876

INVESTING ACTIVITIES
  Property, plant and equipment:
    Purchases                                         (4,419)         (917)
    Proceeds of dispositions                           1,034             6
  Investing activities of discontinued
    operations                                            59        (1,921)
  Other                                                   87

                   NET CASH (USED) BY
                 INVESTING ACTIVITIES                 (3,239)       (2,832)

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit             74,365        98,000
  Repayments on revolving lines of credit            (96,000)      (38,000)
  Net repayments of loan from parent company                      (202,093)
  Proceeds from issuance of long-term debt                         145,688
  Other                                                 (235)       (1,480)

          NET CASH (USED) PROVIDED BY
                 FINANCING ACTIVITIES                (21,870)        2,115

         INCREASE (DECREASE) IN CASH AND
                        CASH EQUIVALENTS               2,550         2,159

Cash and cash equivalents at
   beginning of year                                     544         1,095

               CASH AND CASH EQUIVALENTS
                          AT END OF YEAR            $  3,094      $  3,254



See notes to consolidated financial statements.

DELTA MILLS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

December 26, 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited combined condensed financial statements of Delta Mills, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 26, 1998 are not necessarily indicative of the results that may be expected for the year ending July 3, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 27, 1998.

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

The assets of discontinued business at December 26, 1998 and June
27, 1998, are as follows:

                                     December 26,    June 27,
(In thousands)                            1998        1998

Accounts Receivable                    $   1,384   $  13,893
Inventories                                    0       1,529
Other current assets                          17          62
      Total current assets                 1,401      15,484

Property, plant and
equipment net of
accumulated depreciation                      11          12
      Total Assets                      $  1,412   $  15,496

Summarized results of operations for discontinued business are as follows: (In thousands)

                                Three Months Ended        Six Months Ended
                           December 26,  December 27, December 26, December 27,
                               1998         1997          1998          1997

Net Sales                     $    80      $ 25,510     $  2,080     $ 53,058
Cost and expenses               1,688        28,373        4,920       58,584
Net costs charged to reserves  (1,608)                    (2,840)
(Loss) before income taxes          0        (2,863)           0       (5,526)
Income tax (benefit)                0        (1,138)           0       (2,164)
(Loss) from discontinued
  operations                  $     0      $ (1,725)    $      0     $ (3,362)

NOTE C--SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

Delta Mills Marketing, Inc. (the "Guarantor") does not comprise a material portion of the Company's assets or operations. The Guarantor is a wholly-owned subsidiary of the Company and has fully and unconditionally guaranteed (the "Guarantee") the Company's payment of principal, premium, if any, interest and certain liquidated damages, if any, on the Company's senior notes (the "Notes"). The Guarantor's liability under the Guarantee is limited to such amount, the payment of which would not have left the Guarantor insolvent or with unreasonably small capital at the time its Guarantee was entered into, after giving effect to the incurrence of existing indebtedness immediately prior to such time.

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

Summarized financial information for the Guarantor is as follows
(in thousands):

                                            December 26,   June 27,
                                               1998         1998


Current assets                              $    336      $  1,301
Noncurrent assets                                 92           412
Current liabilities                              388         1,428
Noncurrent liabilities                         1,396         1,260
Stockholder's (deficit)                       (1,356)         (975)

Summarized results of operations for the Guarantor are as follows
(in thousands):

                               Three Months Ended           Six Months Ended
                           December 26, December 27,  December 26, December 27,
                               1998         1997            1998        1997

Net sales - intercompany
 commissions              $   1,315      $   1,536     $   2,692    $   3,127
Costs and expenses            1,238          1,095         2,296        2,508
Income from continuing
 operations                      67            266           251          386
Net (loss)                     (361)           (42)         (444)        (258)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Company manufactures and sells finished and unfinished woven fabrics to non-affiliated parties and manufactures and sells yarn, primarily to Delta Apparel, a division of Duck Head Apparel Company, Inc., which is owned by the parent company, Delta Woodside Industries, Inc. Net sales to non-affiliated parties for the second quarter of fiscal year 1999, were $79 million as compared to $85 million in the same quarter of the prior fiscal year, a decrease of 7%. For the six months ended December 26, 1998, net sales to non-affiliated parties were $163 million, a 6% decline from $174 million in the first six months of the prior fiscal year. Sales decreases were primarily due to lower demand for unfinished and synthetic fabric.

Net sales to affiliated parties for the second quarter of fiscal 1999 were $7.8 million as compared to $4.2 million in the same quarter of the prior fiscal year and $16.5 million for the six months ended December 26, 1998 as compared to $8.0 million for the first six months of the prior fiscal year. The increases in sales to affiliated parties is due primarily to the Company's discontinuation of its Stevcoknit Fabrics operation, which previously consumed a significant portion of the production now being sold to the affiliate. The Company believes that the affiliate will continue to purchase yarn at approximately the same level as during the first two quarters of fiscal 1999 through the remainder of the fiscal year.

Gross margins improved due to lower raw material cost and improved manufacturing efficiencies. Gross profit as a percent of sales increased in the quarter and six months ended December 26, 1998, as compared to the same periods of the prior fiscal year. Improvements in gross margins on declining sales resulted in a gross profit improvement in the second quarter and six months ended December 26, 1998, as compared to the same periods of the prior fiscal year. Progress is being made in shifting production from unfinished greige fabric to fabrics used in finished products. The improvement in gross margin permitted the segment to report operating earnings of $11 million, approximately 1% higher than in the same quarter of the prior fiscal year. Operating earnings for the six months ended December 26, 1998 were $25 million, also about 1% ahead of the same six months of the prior fiscal year.

The impact of a decline in sales was more than offset by an improvement in gross margins. Gross profit as a percent of sales improved due to lower raw material cost and improved manufacturing efficiencies. The improvement in gross profit as a percent of sales, resulted in an increase in gross profit for the quarter and six months ended December 26, 1998 as compared to the same periods of the prior fiscal year.

Operating profits increased 2% in the second quarter of fiscal year 1999 as compared to the same quarter of the prior fiscal year, and operating profits increased 3% in the first six months of fiscal year 1999 as compared to the same period of the prior fiscal year. The improvements in operating profits are attributable to the increases in gross profit and gross margin as described above. Selling, general and administrative expenses were slightly higher in the quarter and six months ended December 26, 1998, but total expenses for the twelve months ending July 3, 1999 are expected to be comparable to those of the prior fiscal year.

The Company reported income from continuing operations of $4.2 million in the second quarter of fiscal year 1999 as compared to $3.6 million in the same quarter of the prior fiscal year.

In the first quarter of fiscal year 1999, the Company recognized a pretax credit of $4.5 million in discontinued operations to reflect a reduction in estimated costs of closing the Stevcoknit Fabrics Company. At December 26, 1998, the Company still has $3.7 million in restructuring reserves related to the Stevcoknit Fabrics Company. The Company regularly reviews these reserves, and adjusts them as necessary based on current estimates of cost to close the discontinued operations.

Net income for the second quarter of fiscal year 1999 was $4.2 million, as compared to $1.9 million in the same quarter of the prior fiscal year. Net income for the first six months of fiscal year 1999 was $12.2 million as compared to $5.6 million in the same period of the prior fiscal year. The improvement in earnings is primarily attributable to the reduction in losses from discontinued operations, and the improvements in gross margin, described above.


Item 2.  MANAGEMENT DISCUSSION AND ANALYSIS (CONTINUED)

The order backlog was $85 million at December 26, 1998, a decrease of 6% as compared to $91 million at December 27, 1997.

The Company has a variety of computers and systems that are subject to Year 2000 issues. The Year 2000 problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail, or cause erroneous results. The Company has considered the impact of Year 2000 issues on the Company's computer information systems and other equipment that use embedded technology such as micro-controllers, and has developed a remediation plan. The Company's Year 2000 plan includes 1) Identifying year 2000 issues, 2) Assessment and prioritization of issues, 3) Remediation, and 4) Testing for Year
2000 compliance. Because the Company has a wide variety of systems and equipment at various locations affected by the Year 2000 issue, various aspects of the Company's Year 2000 efforts are at different stages of progress. Most of the work now being done involves remediation and testing of Year 2000 solutions. Expenditures in fiscal 1998 for the Year 2000 project amounted to approximately $21,000. As a part of its plan to achieve Year 2000 compliance, the Company has decided to accelerate the schedule for implementation of certain data collection systems. The cost of these systems is approximately $1 million. The Company now expects to spend approximately $1.2 million on software improvements and remediation work in fiscal year 1999, and an additional $.3 million in fiscal year 2000, with completion expected by the first quarter of fiscal year 2000.
Key vendors and customers have documented assurance of current or planned readiness for the year 2000. The most likely worst-case scenario is that certain non-critical business systems might fail. The Company has developed contingency plans for all systems that had not been remediated as of December 26, 1998. Contingency plans include the option to disable certain systems or to use alternate methods of providing the same or similar service. The Company does not believe that these non-critical systems will have a material adverse impact on the Company's ability to generate revenue. In the event that the Company is unable to implement all or a part of its Year 2000 plan, then some of the Company's computer systems could fail. Any liability or lost revenue associated with systems failure cannot be reasonably estimated at this time.

The Company believes that cash flow generated by its operations and funds available under its current credit facilities will be sufficient to service its debt, to satisfy its day-to-day working capital requirements, to pay dividends and to fund its planned capital expenditures.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. A 10% decline in market price of the Company's fixed price contracts would have a negative impact of approximately $5.8 million on the value of the contracts.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings*
Item 5         Other Information*
Item 6.        Exhibits and Reports on Form 8-K
               (a)    Exhibits required by Item 601 of Regulation S-K
                           None
               (b) No reports were filed on form 8-K during the quarter ended December 26, 1998

*Items 1 and 5 are not applicable


                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Delta Mills, Inc.
                                              (Registrant)




Date         February 4, 1999               /s/ Robert W. Humphreys
                                            Robert W. Humphreys
                                            Vice President-Finance