Form 10-Q
period 1999-03-27
DELTA MILLS INC
filed 1999-05-05
CIK 1046860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 1999
OR
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to
____________

Commission File number  333-376-17

                              DELTA MILLS, INC.
          (Exact name of registrant as specified in its charter)

                DELAWARE                            13-2677657
    State or other jurisdiction of                (I.R.S. Employer
    Incorporation or organization)                Identification No.)

     233 North Main Street
     Suite 200
     Greenville, South Carolina                          29601
 (Address of principal executive offices)             (Zip Code)

                         864\232-8301
     (Registrant's telephone number, including area code)

                        (Not Applicable)
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value--100 shares as of April 21, 1999.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND H(1)(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE
REDUCED DISCLOSURE FORMAT.



DELTA MILLS, INC.

                                   INDEX
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

  Condensed consolidated balance sheets--
  March 27, 1999 and June 27, 1998                                 3-4

  Condensed consolidated statements of
  operations-- Three and nine months ended March
  27, 1999 and  March 28, 1998                                       5

  Condensed consolidated statements
  of cash flows-Nine months ended
  March 27, 1999 and March 28, 1998                                  6

  Notes to condensed consolidated financial
  statements-March 27, 1999                                        7-8

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                             9-10

 Part II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                        11

Item 5.    Other Information                                        11

Item 6.    Exhibits and Reports on Form 8-K                         11

SIGNATURES                                                          12


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DELTA MILLS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                            March 27,            June 27,
                                              1999                 1998
                                           (Unaudited)
                                                     (In thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents             $      1,301              $   544
  Accounts receivable:
    Factor and other                          69,756               82,454
    Affiliates                                17,271                6,783
                                              87,027               89,237
Less allowances for doubtful
accounts and returns                             327                  246
                                              86,700               88,991

Inventories:
  Finished goods                              14,512               10,427
  Work in process                             33,214               37,000
  Raw materials and supplies                   7,732                8,412
                                              55,458               55,839

Current assets of discontinued operations        833               15,484
Deferred income taxes                          1,152                2,567
TOTAL CURRENT ASSETS                         145,444              163,425

PROPERTY, PLANT AND EQUIPMENT
  Cost                                       196,625              201,887
  Accumulated depreciation                    82,778               80,257
                                             113,847              121,630

DEFERRED LOAN COSTS AND OTHER ASSETS           4,928                5,235

                        TOTAL ASSETS       $ 264,219             $290,290


DELTA MILLS, INC

CONDENSED CONSOLIDATED BALANCE SHEETS-Continued

                                              March 27,      June 27,
                                               1999            1998
                                            (Unaudited)
                                                   (In thousands)

LIABILITIES

CURRENT LIABILITIES
  Trade accounts payable                    $ 13,741        $   23,890
  Payable to affiliates                        3,530             4,493
  Accrued and sundry liabilities              15,031            20,979
  Accrued restructuring charges                1,400             6,640
        TOTAL CURRENT LIABILITIES             33,702            56,002

LONG-TERM DEBT                               154,000           176,635
DEFERRED INCOME TAXES                         14,655             7,431
OTHER LIABILITIES AND DEFERRED CREDITS         6,166            10,144
SHAREHOLDERS' EQUITY
  Common Stock, par value $.01--authorized         0                 0
   3,000 shares, issued and outstanding
   100 shares
  Additional paid-in capital                  51,792            51,792
  Retained earnings (deficit)                  3,904           (11,714)
TOTAL SHAREHOLDERS' EQUITY                    55,696            40,078

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $ 264,219         $ 290,290



DELTA MILLS, INC.


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                         Three Months Ended    Six Months Ended
                                        March 27, March 28,  March 27, March 28,
                                                     (In thousands)

Net sales to non-affiliated parties      $ 73,329  $ 74,323  $236,164  $248,025
Net sale to affiliated parties              7,720     6,748    24,240    14,714
Net sales                                  81,049    81,071   260,404   262,739
Cost of goods sold                         69,364    66,574   215,749   216,211
Gross profit on sales                      11,685    14,497    44,655    46,528
Selling, general and administrative         4,094     4,587    12,445    12,641
Other (income)                                (59)      (20)      (62)      (62)
                     OPERATING PROFIT       7,650     9,930    32,272    33,949

Interest expense (income):
  Interest expense                          3,999     5,318    13,002    15,135
  Interest (income)                           (48)     (425)     (115)     (992)
                                            3,951     4,893    12,887    14,143
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                       3,699     5,037    19,385    19,806
Income tax expense                          1,439     1,989     7,542     7,823

INCOME FROM CONTINUING OPERATIONS           2,260     3,048    11,843    11,983

Gain (loss) on disposal of discontinued
 operations less applicable income taxes    1,141   (21,079)    3,773   (21,079)
(Loss) from operations of discontinued
 operations less applicable income taxes        0    (1,468)        0    (4,830)

Income (loss) from discontinued
operations                                  1,141   (22,547)    3,773   (25,909)

NET INCOME (LOSS)                        $  3,401  $(19,499) $ 15,616  $(13,926)


DELTA MILLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                     NINE MONTHS ENDED
                                                 March 27,        March 28,
                                                   1999             1998
                                                       (In thousands)

OPERATING ACTIVITIES
Net Income (loss)                                $   15,616       $   (13,926)

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Discontinued operations                          14,289            20,931
    Depreciation                                     10,541            15,748
    Amortization                                        466               390
    Other                                             9,098            (5,613)
    Changes in operating assets and liabilities     (21,653)          (11,004)

NET CASH PROVIDED BY OPERATING ACTIVITIES            28,357             6,526

INVESTING ACTIVITIES
  Property, plant and equipment:
  Purchases                                          (6,086)           (1,099)
  Proceeds of dispositions                            1,086                 0
Investing activities of discontinued operations         206            (2,036)
Other                                                    (1)                7
INVESTING ACTIVITIES                                 (4,795)           (3,128)

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit            90,365           118,000
  Repayments on revolving lines of credit          (113,000)          (50,000)
  Net repayments of loan from parent company              0          (202,093)
  Proceeds from issuance of long-term debt                0           145,688
  Dividends paid                                          0            (8,000)
  Other                                                (170)           (1,481)

NET CASH (USED) BY FINANCING ACTIVITIES             (22,805)            2,114

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                      757             5,512

Cash and cash equivalents at beginning of year          544             1,095

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $   1,301         $   6,607


DELTA MILLS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 27, 1999

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Delta Mills, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 27, 1999 are not necessarily indicative of the results that may be expected for the year ending July 3, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 27, 1998.

NOTE B--DISCONTINUED OPERATIONS

On March 3, 1998, the Company made the decision to close its Stevcoknit Fabrics division. During the first quarter and third quarters of fiscal 1999, the Company reduced the estimate of the cost to close the business and recognized gains of $2.6 million and $1.1 million, respectively in discontinued operations, net of tax effects of $1.8 million and $.5 million respectively. Proceeds from the liquidation of the Stevcoknit Fabrics division have been used to reduce indebtedness.

The assets of discontinued business at March 27, 1999 and June 27, 1998, are as follows:

                                             March 27,     June 27,
                                                1999        1998
(In thousands)

Accounts Receivable (net of reserves)         $   882     $  13,893
Inventories                                         0         1,529
Other current assets                               17            62
      Total current assets                        899        15,484

Property, plant and
equipment net of
accumulated depreciation                            0            12
      Total Assets                            $   899      $ 15,496

Summarized results of operations for discontinued business are as follows:
 (In thousands)

                                      Three Months Ended    Nine months Ended
                                     March 27,  March 28,  March 27,  March 28,
                                       1999       1998      1999        1998

Net Sales                             $    0    $ 21,192    $  2,080  $ 74,250
Cost and expenses                        692      23,649       5,612    82,233
Net costs charged to reserves           (692)          0      (3,532)        0
(Loss) before income taxes                 0      (2,457)          0    (7,983)
Income tax (benefit)                       0        (989)          0    (3,153)
(Loss) from discontinued operations   $    0    $ (1,468)   $      0  $ (4,830)

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

Summarized financial information for the Guarantor is as follows (in thousands):

                                           March 27,         June 27,
                                             1999              1998

Current assets                            $    318           $  1,301
Noncurrent assets                               80                412
Current liabilities                              4              1,428
Noncurrent liabilities                       1,711              1,260
Stockholder's (deficit)                     (1,317)              (975)

Summarized results of operations for the Guarantor are as follows
(in thousands):

                                        Three Months Ended    Nine months Ended
                                       March 27,  March 28,  March 27, March 28,
                                          1999      1998       1999      1998

Net sales - intercompany commissions   $   1,204  $ 1,345    $  3,896  $  4,472
Costs and expenses                         1,139    1,330       3,435     3,838
Income from continuing operations             50      (14)        301       372
Net profit (loss)                             50     (380)       (394)     (638)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company manufactures and sells finished and unfinished woven fabrics to non-affiliated parties and manufactures and sells yarn, primarily to Delta
Apparel, a division of Duck Head Apparel Company,
Inc., which is owned by the Company's parent company, Delta Woodside Industries, Inc.
Net sales to non-affiliated parties for the third quarter of fiscal year 1999 were $73.3 million as compared to $74.3 million in the same quarter of the prior fiscal year, a decrease of 1.3%. For the nine months ended March 27, 1999, net sales to non affiliated parties were $236 million, a 5% decline from $248 million in the first nine months of the prior fiscal year. Sales decreases were primarily due to lower demand for unfinished and synthetic fabric.
Net sales to affiliated parties for the third quarter of fiscal 1999 were $7.7 million as compared to $6.7 million in the same quarter of the prior fiscal year and $24.2 million for the nine months ended March 27, 1999 as compared to $14.7 million for the first nine months of the prior fiscal year. The increases in sales to affiliated parties is primarily due to the Company's discontinuation of its Stevcoknit Fabrics operation, which previously consumed a significant portion of the yarn production now being sold to the affiliate. The Company believes that the affiliate will continue to purchase yarn throughout the remainder of the fiscal year at approximately the same level as during the first three quarters of fiscal 1999.
Gross profit as a percent of sales decreased for the nine months ended March 27, 1999, and for the third quarter as compared to the same periods of the prior fiscal year. This decrease was due primarily to lower selling prices on unfinished greige fabric, manufacturing curtailment to manage inventories, and lower selling prices of yarn to affiliated and non-affiliated parties. The Company continues to make progress in shifting production from unfinished greige fabric to fabrics used in finished products.
Operating profits decreased 23% in the third quarter of fiscal 1999 as compared to the same quarter of the prior fiscal year, and operating profits decreased 5% in the first nine months of fiscal year 1999 as compared to the same period of the prior fiscal year.
Selling, general and administrative costs were lower in the quarter and nine months ended March 27, 1999, as compared to the prior year periods, offsetting somewhat the decline in gross profits.
The Company reported income from continuing operations of $2.2 million in the third quarter of fiscal year 1999 as compared to $3.0 million in the same quarter of the prior fiscal year and $11.8 million for the nine months ended March 27, 1999 as compared to $12.0 million in the same period of the prior year.
The Company recognized a gain on disposal of discontinued operations of $4.5 million in the first quarter of fiscal year 1999 and a pretax gain on disposal of discontinued operations of $1.6 in the third quarter of fiscal year 1999. These gains reflect reductions in the estimated costs of closing the Stevcoknit Fabrics Company. At March 27, 1999 the Company still has $1.4 million in restructuring reserves related to the Stevcoknit Fabrics Company.
The Company regularly reviews these reserves, and adjusts them as necessary based on current estimates of costs to close the discontinued operations.
Proceeds from the liquidation of the Stevcoknit
Fabrics division have been
used to reduce indebtedness.


Net income for the third quarter of fiscal year 1999
was $3.4 million, as compared to a net loss of  $19.5
million in the same quarter of the prior fiscal year.
Net income for the first nine months of fiscal year
1999 was $15.6 million as compared to a net loss of
$13.9 million in the same period of the prior fiscal
year.   The improvement in earnings in each period is
primarily attributable to the reduction in losses from discontinued operations.

The order backlog was $84 million at March 27, 1999;
a decrease of 14% as compared to $97 million at March
28, 1998.

During the third quarter of fiscal year 1999, the Company's parent company, Delta Woodside Industries,
Inc., announced a restructuring plan that would, among other things, spin-off to the Delta Woodside shareholders the affiliated company that is buying the majority of the yarn production of the Rainsford yarn plant. If this

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS-Continued

restructuring is accomplished, it is anticipated that prior to the spin-off the Company will sell the Rainsford yarn plant to the affiliated company for its fair value. The announced restructuring plan would also involve the spin-off to the Delta Woodside shareholders of Delta
Woodside's other apparel division and the sale of the remainder of Delta Woodside (including the Company) to an as yet undetermined third party for cash.

The Company has a variety of computers and systems
that are subject to Year 2000 issues.  The Year 2000
problem arose because many existing computer programs
use only the last two digits to refer to a year.
Therefore, these programs do not properly recognize a
year that begins with "20" instead of the familiar
"19".   If not corrected,
many computer applications could fail, or cause erroneous results. The Company has considered the impact of Year 2000 issues on the Company's computer information systems and other equipment that uses embedded technology such as microcontrollers, and has developed a remediation plan. The Company's Year
2000 plan includes 1) Identification of Year 2000 issues, 2) Assessment and prioritization of issues,
3) Remediation, and 4) Testing for Year 2000 compliance. Because the Company has a wide variety of systems and equipment at various locations affected by the Year 2000 issue, various aspects of the Company's Year 2000 efforts are at different stages of progress. Most of the work now being done involves testing of Year 2000 solutions, tracking key vendor Year 2000 compliance, and testing contingency plans. Expenditures in fiscal year 1998 for the Year
2000 project amounted to approximately $21,000. As a part of its plan to achieve Year 2000 compliance, the Company has decided to accelerate the schedule for implementation of certain data collection systems.
The cost of these systems is approximately $1 million. The Company now expects to spend approximately $1.2 million on software improvements and remediation work in fiscal 1999, and an additional $.3 million in fiscal year 2000, with completion expected by the first quarter of fiscal year 2000. Most key vendors and customers have documented assurance of current or planned readiness for the year 2000. The most likely worst-case scenario is that certain non-critical business systems might fail. The Company has developed contingency plans for all systems that had not been remediated as of March 27, 1999.
Contingency plans include the option to disable certain systems or to use alternate methods of providing the same or similar service. The Company does not believe that these non-critical systems will have a material adverse impact on the Company's ability to generate revenue. In the event that the Company is unable to implement all or part of its Year 2000 plan, then some of the Company's computer systems could fail. Any liability or lost revenue associated with systems failure cannot be reasonably estimated at this time.
As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. A 10% decline in market price of the Company's fixed price contracts would have a negative impact of approximately $5.3 million on the value of the contracts.

The Company believes that the cash flow generated by its operations and funds available under its current credit facilities will be sufficient to service its debt, to satisfy its day-to-day working capital requirements, to pay dividends and to fund its planned capital expenditures.


PART II.  OTHER INFORMATION



Item 1.        Legal Proceedings*
Item 5         Other Information*
Item 6.        Exhibits and Reports on Form 8-K

               (a)    Exhibits required by Item 601 of Regulation S-K
                      None

               (b) The Company filed Form 8-K with date of February 8, 1999. Items reported were:

                  Item 5.  Other Events
                  Item 7.  Financial Statements and Exhibits

*Items 1 and 5 are not applicable



                     SIGNATURES



Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Delta Mills, Inc.
                                   (Registrant)




Date   May 5, 1999                 /s/ Robert W. Humphreys
                                   Robert W. Humphreys
                                   Vice President-Finance