Form 10-K
period 1999-07-03
DELTA MILLS INC
filed 1999-09-30
CIK 1046860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  fiscal  year  ended  July  3,  1999

                                       OR

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)  OF  THE
       SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from  ___________  to  ____________

Commission  File  Number  333-37617
                          ---------

                                DELTA MILLS, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  13-2677657
      --------------------------           -----------------------------------
      (State  of  Incorporation)           (I.R.S. Employer Identification No.)

233  N.  Main  Street,  Suite  200
  Greenville,  South  Carolina                                    29601
--------------------------------------------                    ----------
(Address  of  principal  executive  offices)                    (Zip code)

                                  864/232-8301
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:

                                                       Name  of  each  exchange
             Title  of  each  class                     on  which  registered
             ----------------------                    ------------------------

                      None                                   Not  Applicable

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:

                               Title of each class
                               -------------------

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
                 Yes   X             No
                      ---                ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 17, 1999 was:

     Common  Stock,  $.01  par  value  -  0

The number of shares outstanding of each of the registrant's classes of Common Stock, as of July 3, 1999 was:

     Common  Stock,  par  value  $.01           100

                                DELTA MILLS, INC.
                     FOR THE FISCAL YEAR ENDED JULY 3, 1999
                             FORM 10-K ANNUAL REPORT

                                     TABLE OF CONTENTS


                                                                                 PAGE
PART I

Item 1.   Business                                                                 4
Item 2.   Properties                                                               8
Item 3.   Legal Proceedings                                                        9
Item 4.   Submission of Matters to a Vote of Security Holders                      9

PART II

Item 5.   Market for Registrant's Common equity and Related Stockholder Matters    9
Item 6.   Selected Financial Data                                                 10
Item 7.   Management's discussion and Analysis of Financial Condition and
          Results of Operations                                                   11
Item 7A   Quantitative and Qualitative Disclosures about Market Risk              15
Item 8.   Financial Statements and Supplementary Data                             16
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                    31

PART III

Item 10.  Directors and Executive Officers of the Registrant                      32
Item 11.  Executive Compensation                                                  34
Item 12.  Security Ownership of Certain Beneficial Owners and Management          40
Item 13.  Certain Relationships and Related Transactions                          44

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K         46

ITEM  1  BUSINESS
-------  --------

GENERAL

     Delta Mills, Inc. ("Delta Mills" or the "Company") is a Delaware corporation with its principal executive offices located at 233 North Main Street, Suite 200, Greenville, South Carolina 29601 (telephone number:
864-232-8301). The Company is a wholly owned indirect subsidiary of Delta Woodside Industries, Inc., a South Carolina corporation, the common stock of which is listed on the New York Stock Exchange. Unless the context otherwise requires, all references herein to "Delta Mills" or the "Company" refer to Delta Mills, Inc. and any of its existing and future subsidiaries.

     The Company has one segment in continuing operations: Delta Mills Marketing Company. The Company is a leading manufacturer and marketer of woven finished cotton, synthetic and blended fabrics, which are sold for the ultimate production of apparel. The Company sells a broad range of finished apparel fabrics primarily to branded apparel manufacturers and resellers, including Levi Strauss, Haggar Corp., the Wrangler and Lee divisions of V.F. Corporation, Farah Incorporated, Kellwood Company and Liz Claiborne, Inc. and private label apparel manufacturers for J.C. Penney Company, Inc., Sears, Roebuck & Co., Wal Mart Stores, Inc. and other retailers. The Company believes that it is a leading producer of cotton pants-weight woven fabric used in the manufacture of casual slacks such as Levi Strauss' Dockers and Haggar Corp.'s Wrinkle-free . Other apparel items manufactured with the Company's woven fabrics include women's chinos pants, women's blazers, career apparel (uniforms) and battle dress camouflage military uniforms. During fiscal 1999, the Company manufactured some unfinished fabrics sold to converters of finished products. However, due to import pressure, the unfinished fabric production is being replaced with more profitable product lines. This move away from the unfinished fabric production will be substantially complete in the first quarter of fiscal year 2000.

          During fiscal 1998, the Company made the decision to exit the knit textile market by closing its Stevcoknit Fabrics Company operating division.
Stevcoknit Fabrics Company has been reclassified and reported as discontinued operations. Most of the liquidation of Stevcoknit Fabrics Company was completed in fiscal 1998.

      The Company was incorporated in Delaware in 1971 and acquired by a predecessor of Delta Woodside Industries, Inc. in 1986.

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

     The Company produces finished woven fabrics used in the production of apparel. Finished apparel fabric is ready to be cut and sewn into garments.

-------  -----------

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

     For fiscal year 1999, sales to Levi Strauss, VF Jeanswear, and the Company's top five non-affiliated customers accounted for 21%, 13% and 49% respectively, of the Company's total sales from continuing operations. In fiscal year 1998, sales to Levi Strauss, VF Jeanswear, and the Company's top five non-affiliated customers accounted for 18%, 11%, and 47% respectively, of the Company's total sales from continuing operations. Consistent with industry practice, the Company does not operate under a supply contract with Levi-Strauss or any of its other major customers. In addition, during fiscal years 1999, 1998 and 1997, sales of military fabrics to apparel manufacturers accounted for 10%, 12%, and 11%, respectively, of the Company's total sales. The loss of Levi Strauss or other major customers could have a material adverse effect upon the Company.

     During fiscal years 1999, 1998 and 1997, approximately 78%, 70% and 70%, respectively, of the Company's finished woven fabric sales were of fabrics made from cotton or cotton/synthetic blends, while approximately 22%, 30%, and 30%, respectively, of such sales were of fabrics made from spun synthetics and other natural fibers, including various blends of rayon, polyester and wool. Woven fabrics are generally produced and shipped pursuant to specific purchase orders, which minimizes the Company's uncommitted inventory levels. The Company's production of cotton and cotton/synthetic blend and spun synthetic finished woven fabrics is largely vertically integrated, with the Company performing most of its own spinning, weaving and finishing. In the production of military fabrics, the Company purchases a portion of its greige goods needs and finishes this fabric to specifications. The woven finished fabrics plants are currently operating at less than full capacity.


RAW  MATERIALS

     The Company's principal raw material is cotton, although it also spins polyester, wool, linen fiber, acrylic, lyocell, nylon and rayon fibers and weaves textured polyester filament. Polyester is obtained primarily from three major suppliers, all of whom provide competitive prices. For fiscal 1999 polyester prices were at the lowest prices the Company has paid since fiscal year 1993. However, management expects that trend to be reversed in fiscal 2000. The Company's average price per pound of cotton purchased and consumed (including freight, carrying cost and cost for the relatively high amount of premium cotton the Company uses) was $.770 in fiscal year 1999 as compared to $.817 in fiscal year 1998, and, as compared to $.833 in fiscal year 1997. Management expects the downward trend in cotton prices to continue in fiscal year 2000. In fiscal year 2000, the Company expects to use approximately 97 million pounds of cotton (including approximately 15 million pounds of premium cotton) and 6 million pounds of polyester in its manufacture of yarn. The Company has contracted to purchase about 61% of its expected cotton requirements for fiscal year 2000. The percentage of the Company's cotton requirements that the Company fixes each year varies depending upon the Company's forecast of future cotton prices. The Company believes that recent cotton prices have enabled it to contract for cotton at prices that will permit it to be competitive with other companies in the United States textile industry when the cotton purchased for future use is put into production. To the extent that cotton prices decrease before the Company uses these future purchases, the Company could be materially and adversely affected, as there can be no assurance that it would be able to pass along its higher costs to its customers. In addition, to the extent that cotton prices increase and the Company has not provided for its requirements with fixed price contracts, the Company may be materially and adversely affected as there can be no assurance that it would be able to pass along these increased costs to its customers.

-------  -----------

COMPETITION

     The Company sells primarily to domestic apparel manufacturers, many of which operate offshore sewing operations. The Company competes with numerous domestic and foreign fabric manufacturers, including companies larger in size and having greater financial resources than the Company. The principal competitive factors in the woven fabrics markets are price, service, delivery time, quality and flexibility, with the relative importance of each factor depending upon the needs of particular customers and the specific product offering. Management believes that the Company maintains its ability to compete effectively by providing its customers with a broad array of high-quality fabrics at competitive prices on a timely basis.

     The Company's competitive position varies by product line. There are several major domestic competitors in the finished cotton and cotton/polyester blend woven fabrics business, none of which dominates the market. The Company believes, however, that it has a strong competitive position in the all cotton pants-weight fabrics business. In addition, the Company believes that it is one of only two finishers successful in printing camouflage for sale to apparel suppliers of the U.S. Government and the only supplier that is vertically integrated for camouflage production. Additional competitive strengths of the Company include: knowledge of its customers' business needs; its ability to produce special fabrics such as textured blends; state of the art spinning, weaving and fabric finishing equipment at most of its facilities; substantial vertical integration; and its ability to communicate electronically with its customers.

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

EMPLOYEES

     The Company has approximately 2,500 employees. The Company's employees are not represented by unions. The Company believes that its relations with its employees are good.

-------  -----------

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

     The information contained under the subheading "Environmental Matters" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations " included in Item 7 of this Form 10-K is incorporated herein by reference.

     Generally, the environmental rules applicable to the Company are becoming increasingly stringent. The Company incurs capital and other expenditures in each year that are aimed at achieving compliance with current and future environmental standards.

     he Company does not expect that the amount of such expenditures in the future will have a material adverse effect on its operations or financial condition. There can be no assurance, however, that future changes in federal, state or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, the extent of the Company's liability, if any, for past failures to comply with laws, regulations and permits applicable to its operations cannot be determined.

DISCONTINUED  OPERATIONS

     Information concerning discontinued operations in Note F, "Notes To Consolidated Financial Statements" included in Item 8 of this Form 10-K is incorporated herein by reference.

OTHER

     Information concerning order backlogs in "Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Company Results, Fiscal 1999 Versus Fiscal 1998" included in Item 7 of this Form 10-K is incorporated herein by reference.

ITEM  2  PROPERTIES
-------  ----------

    The following table provides a description of Delta Mills, Inc. principal production and warehouse facilities.

                                                Approximate
                                                  Square
          Location                Utilization     Footage    Owned/Leased
-------------------------------  -------------  -----------  -------------
Greenville, SC                   Admin Offices       17,400  Leased    (1)
Beattie Plant, Fountain Inn, SC     spin/weave      390,000            (2)
Furman Plant, Fountain Inn, SC           weave      155,000            (2)
Estes Plant, Piedmont, SC           spin/weave      332,000            (2)
Delta 3 Plant, Wallace, SC          dye/finish      555,000            (2)
Cypress Plant, Pamplico, SC               spin      144,000            (2)
Pamplico Plant, Pamplico, SC        spin/weave      275,000            (2)
Delta 2 Plant, Wallace, SC          dye/finish      347,000            (2)
Catawba Plant, Maiden, NC                 spin      115,000  Owned
Rainsford Plant, Edgefield, SC            spin      296,000  Owned     (3)

(1) Lease expires in December 2003 with the right to renew for one additional five-year period.

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

(3) This plant is managed by the Delta Apparel division of Delta Woodside Industries, Inc.

     Except as noted above all of the above facilities are owned by Delta Mills, Inc.

     Delta Mills Marketing, Inc. leases sales offices in New York, NY. The lease on the sales offices expires in December 2004. A small sales office lease in Dallas, Texas expires in September 2002.

     At the date of execution of this Form 10-K, the Company believes that its plants are operating at less than full capacity.

     The Company believes that its equipment and facilities are generally adequate to allow it to remain competitive with its principal competitors.

     The Company's accounts receivable and inventory, and certain other intangible property, secure the Company's credit facility.

ITEM  3.  LEGAL  PROCEEDINGS
--------  ------------------

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY-HOLDERS
-------- -----------------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of the Company's 1999 fiscal year.

ITEM  5.  MARKET  FOR  REGISTRANT'S  COMMON EQUITY AND RELATEDSTOCKHOLDERMATTERS
--------  ----------------------------------------------------------------------

     Not  applicable.

ITEM  6.  SELECTED  FINANCIAL  DATA
-------   -------------------------
In  Thousands,  Except  Ratios


                                                                     Fiscal Year (1)
                                                ---------------------------------------------------------
STATEMENTS OF OPERATIONS DATA:(1)
                                                  1999       1998         1997           1996       1995
Net Sales                                       $348,955   $364,395   $   358,204   $ 317,446   $308,526
Cost of Goods Sold                               292,914    300,556       293,145     283,776    272,413
                                                ---------  ---------  ------------  ----------  ---------
Gross Profit                                      56,041     63,839        65,059      33,670     36,113

Selling, general and administrative expenses      16,937     17,585        16,323      13,624     14,388
Restructuring charges                                                           0       1,596
Other income(expense)                                 96        146         1,553        (908)      (197)
                                                ---------  ---------  ------------  ----------  ---------
Operating Profit                                  39,200     46,400        50,289      17,542     21,528
Interest expense                                  17,414     19,324        14,212      14,026     12,251
Interest (income)                                   (185)      (152)            0         (19)       (39)
Income from Continuing Operations
  Before Income Tax                               21,971     27,228        36,077       3,535      9,316
Income taxes                                       8,590     10,743        14,187       1,361      3,588
                                                ---------  ---------  ------------  ----------  ---------
Income from Continuing Operations                 13,381     16,485        21,890       2,174      5,728
Profit(Loss) from Discontinued Operations          3,802    (25,909)       (5,337)    (26,973)      (677)
                                                ---------  ---------  ------------  ----------  ---------
Net Income(Loss)                                $ 17,183    ($9,424)  $    16,553    ($24,799)  $  5,051
                                                =========  =========  ============  ==========  =========
OTHER DATA:(1)
Depreciation and amortization                   $ 14,815   $ 14,127   $    13,840   $  12,238   $ 10,444

Capital expenditures                               9,075      4,065        14,122      43,378     35,704

EBITDA  (2)                                       53,830     60,375        64,129      29,761     31,933

Ratio of EBITDA to interest expense (2)              3.1        3.1           4.5         2.1        3.0

BALANCE SHEET DATA: (1)
Working Capital (deficit)                       $101,613   $107,423       ($7,525)  $  16,010   $ 50,421

Total assets                                     260,951    290,290       345,010     333,577    336,672

Total debt and other long-term obligations (3)   150,000    176,635       268,658     289,587    252,750

Shareholder's equity (deficit)                    49,761     40,078         7,844      (8,709)    16,090

NOTES  TO  SELECTED  FINANCIAL  DATA
(1) The amounts presented for years prior to fiscal 1998 have been restated to conform to the fiscal 1998 and fiscal 1999 presentation of discontinued operations.  The Stevcoknit knitted fabrics business is presented as part  of  discontinued  operations.
(2)   "EBITDA" is defined herein as operating profit, plus depreciation and amortization expense and interest income,  plus  impairment  and  restructuring  charges (credits).  While EBITDA should not be construed as an alternative to operating earnings (loss) or net income (loss), or as an indicator of operating performance or liquidity,  the  Company  believes that the ratio of EBITDA to interest expense is a measure that is commonly used  to  evaluate  a  company's  ability  to  service  debt.
(3)  Total  debt  and  other  long-term  obligations,  for  fiscal years prior to fiscal 1998, consist of the long-term debt due to affiliate, the current loan payable to affiliate and the noninterest-bearing payable to affiliates.  See  Notes  C  and  E  to  the  Consolidated  Financial  Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
OF  OPERATIONS
--------------

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

     The forward-looking statements in this Annual Report are based on the Company's expectations and are subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. These risks and uncertainties include, among others, changes in the retail demand for apparel products, the cost of raw materials, competitive conditions in the apparel and textile industries, the relative strength of the United States dollar as against other currencies, changes in United States trade regulations and the discovery of unknown conditions (such as with respect to environmental matters, Year 2000 readiness and similar items). The Company does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.

YEAR  ENDED  JULY  3,  1999  COMPARED  TO  YEAR  ENDED  JUNE  27,  1998

     Net Sales. Consolidated net sales for the year ended July 3, 1999 totaled $349.0 million, as compared to $364.4 million for the year ended June 27, 1998, a decrease of 4.2% resulting from a decrease in unit sales. The decrease came from the sales of finished synthetic fabric to commercial accounts, greige sales to converters, and finished fabric sales to government accounts due to decreased demand. The principal decline in sales was from the sale of finished synthetic fabric to commercial accounts, which declined 30% from the prior year. These decreases were somewhat offset by an increase in finished cotton fabric for commercial accounts and increased knit yarn sales to the Delta Apparel affiliate.

     Gross Profit. Consolidated gross profit margin for the year ended July 3, 1999 was 16.1 %, as compared to 17.5% for the year ended June 27, 1998. The decline in gross profit percent was due principally to the sale of knit yarn. The decline in the finished fabric sales accounted for approximately one third of the decline in gross profit percent. As a result of the declining market for synthetic and greige sales, the synthetic business has been downsized to better match capacity with market demand and the greige business assets are being converted to the more profitable finished cotton fabrics product lines. The movement away from the greige business is substantially complete.

     Selling, General and Administrative Expenses. During the year ended July 3, 1999, selling, general and administrative expenses were $16.9 million, as compared to $17.6 million during the year ended June 27, 1998, a decrease of $.7 million or 4%. Expenses in this category were approximately the same as a percent of sales in both years. The decrease was due primarily to a reduction of fixed administrative services cost and the cost associated with information technology system studies expensed in fiscal year 1998. Management believes it has effectively controlled its selling, general and administrative expenses.

     Operating Earnings. Operating earnings for the year ended July 3, 1999 were $39.2 million, as compared to $46.4 million for the year ended June 27, 1998. The decline in operating earnings was due to the factors described above.

     Net Interest Expense. For the year ended July 3, 1999, net interest expense was $17.2 million, as compared to $19.2 million for the year ended June 27, 1998. The decrease in interest expense resulted from repayment of the amounts outstanding under the revolving line of credit facility.

     Taxes. The effective tax rate of 39.1% for the year ended July 3, 1999 is approximately the same as the effective tax rate for the year ended June 27, 1998.

      Income from Continuing Operations. Income from Continuing Operations for the year ended July 3, 1999 was $13.4 million, as compared to $16.5 million for the year ended June 27, 1998. The decrease was due to the factors described above.

     Order Backlog. The Company's order backlog at July 3, 1999 was $63.3 million, a 40.6% decrease from the $106.6 million order backlog at June 27, 1998. The majority of this decrease was in finished woven fabrics for commercial accounts due in part to a decline in blanket contracts (contracts without specific color requirements). The decline in blanket contracts accounted for approximately 45% of the overall decline in the order backlog. Many customers have discontinued the practice of issuing blanket contracts when specific color requirements are unknown. Management believes this is an industry trend that will continue. The balance of the decline is a result of market conditions, particularly in the synthetics business. The finished woven fabrics order backlog for government accounts accounted for approximately 15% of the overall decline.

YEAR  ENDED  JUNE  27,  1998  COMPARED  TO  YEAR  ENDED  JUNE  28,  1997

     Net Sales. Consolidated net sales for the year ended June 27, 1998 totaled $364.4 million, as compared to $358.2 million for the year ended June 28, 1997, an increase of 1.7% resulting from ---an increase in unit sales. The increase came from the sales of finished fabric to commercial and government accounts due to increased demand. These increases were chiefly offset by a sharp 32% decline in unfinished greige fabric sold to converters due to decreased demand.

     Gross Profit. Consolidated gross profit margin for the year ended June 27, 1998 was 17.5 %, as compared to 18.2% for the year ended June 28, 1997. This decline was due principally to the decline in the unfinished woven fabrics market due to volume, price, and use of manufacturing capacity.

     Selling, General and Administrative Expenses. During the year ended June 27, 1998, selling, general and administrative expenses were $17.6 million, as compared to $15.9 million during the year ended June 28, 1997, an increase of $1.7 million or 10.7%. For the year ended June 27, 1998, expenses in this category were 4.83% of net sales as compared to 4.44% of net sales for the year ended June 28, 1997. The increase was due to distribution cost related to sales volume increases, fixed administrative services cost and one time cost associated with information technology system studies.

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

     Taxes. The effective tax rate of 39.5% for the year ended June 27, 1998 is approximately the same as the effective tax rate for the year ended June 28, 1997.

      Income from Continuing Operations. Income from Continuing Operations for the year ended June 27, 1998 was $16.5 million, as compared to $22.0 million for the year ended June 28, 1997. The decrease was due to the factors described above.

LIQUIDITY  AND  SOURCES  OF  CAPITAL

     During fiscal 1999, the Company financed its capital expenditures primarily through proceeds from the sale of discontinued operations and cash generated from operations.

     The Company generated operating cash flows of $51.4, $32.1, and $34.8 million for the 1999, 1998 and 1997 fiscal years, respectively. Cash generated in fiscal year 1999 from both continuing and discontinued operations was used primarily to finance capital expenditures, including equipment purchases, and to reduce indebtedness. The Company generated cash from investing activities of $6.6 million in fiscal year 1998, but used $7.6, and $13.4 million in fiscal years 1999 and 1997, respectively. Cash generated in fiscal year 1998 from investing activities was primarily from the disposal of discontinued assets.

     On August 25, 1997, the Company issued $150 million of unsecured ten-year senior notes at an interest rate of 9.625%, and obtained a secured five-year $100 million revolving line of credit subject to borrowing base limitations. The interest rate on the revolving credit facility at July 3, 1999 was 6.93%. The revolving line of credit is secured by accounts receivable and inventory with a net book value at July 3, 1999 of approximately $129 million. The
Company had $99 million, $ 63 million and $42 million available under the revolving credit agreement on July 3, 1999, June 27, 1998 and August 25, 1997, respectively.

     The credit facility and senior notes contain restrictive covenants which include required minimum tangible net worth and certain other required minimum financial ratios. The agreements also restrict additional indebtedness, dividends and capital expenditures.

     During fiscal 1999, the Company had capital expenditures of approximately $9.1 million primarily for capital improvements, new equipment, and computer system upgrades. During fiscal 2000, the Company plans to spend approximately $7 million for capital improvements, new equipment, and computer system upgrades. The Company believes that its equipment and facilities are generally adequate to allow it to remain competitive with its principal competitors.

     The Company has entered into agreements, and has fixed prices, to purchase cotton for use in its manufacturing operations. At July 3, 1999 minimum payments under these contracts with non-cancelable contract terms were $42 million in fiscal year 2000.

     The carryback of the net losses for fiscal 1996 resulted in a refund of approximately $8.5 million in the early part of fiscal year 1997.

     The Company believes that cash flow generated by its operations and funds available under its credit line should be sufficient to service its debt, to satisfy its day-to-day working capital needs, to fund its planned capital expenditures and to pay dividends to its corporate parent.

YEAR  2000  COMPLIANCE

     The Company has a variety of computers and systems that are subject to Year 2000 issues. The Year 2000 problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail, or cause erroneous results. The Company has considered the impact of Year 2000 issues on the Company's computer information systems and other equipment that use embedded technology such as micro-controllers, and has developed a remediation plan. The Company's Year 2000 plan includes 1) Identification of year 2000 issues, 2) Assessment and prioritization of issues, 3) Remediation, and 4) Testing for Year 2000 compliance. Because the Company has a wide variety of systems and equipment at various locations affected by the Year 2000 issue, various aspects of the Company's Year 2000 efforts are at different stages of progress. Most of the work now being done involves testing of Year 2000 solutions, tracking key vendor Year 2000 compliance, and testing contingency plans. Expenditures in fiscal 1998 for the Year 2000 project amounted to approximately $ 21,000. As a part of its plan to achieve Year 2000 compliance, the Company decided to accelerate the schedule for implementation of certain data collection systems. The cost of these systems is approximately $1.2 million. The Company spent approximately $ 216,000 on software improvements and remediation work in fiscal 1999, and expects to spend an additional $223,000 in fiscal year 2000, with completion expected by the second quarter of fiscal year 2000. Most key vendors and customers have documented assurance of current or planned readiness for the year 2000. The most likely worst-case scenario is that certain non-critical business systems might fail. The Company has developed contingency plans for all systems that had not been remediated as of July 3, 1999. Contingency plans include the option to disable certain systems or to use alternate methods of providing the same or similar service. The Company does not believe that these non-critical systems will have a material adverse impact on the Company's ability to generate revenue. In the event that the Company is unable to implement all or a part of its Year 2000 plan, then some of the Company's computer systems could fail. Any liability or lost revenue associated with systems failures cannot be reasonably estimated at this time.

ENVIRONMENTAL  MATTERS

     Two of the Company's South Carolina plants, the Delta 2 & 3 finishing plants, have been unable to comply with certain toxicity and other permit-related limits contained in a National Pollutant Discharge Elimination System ("NPDES") permit held by the Company. Additionally, high nitrate levels have been observed at the spray field for those plants. To attempt to achieve compliance with the non-toxicity NPDES permit limits, the Company completed certain upgrades in October 1998 at a cost of approximately $2.3 million. Since then, the Company has had two non-toxicity permit violations resulting in the payment of a de minimis penalty. The Company believes that it will be able to comply with the non-toxicity permit limits. The Company is working with the appropriate state agency to address the toxicity and nitrate issues. Although there is no assurance that the Company will be successful, and it could face additional administrative penalties if it is not, the Company does not currently believe that these matters will have a material adverse impact on the Company.

     The Company is currently assessing groundwater contamination at its discontinued Greensboro, North Carolina plant. The Company believes, however, that the source of the contamination was removed several years ago by the prior owner and the Company currently has no plans to remediate any groundwater contamination. Although no assurance can be provided, the Company does not currently believe that this matter will have a material adverse impact on the Company.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET
---------  ----------------------------------------------------------
RISK
-----

COMMODITY  RISK  SENSITIVITY

     As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. The Company may seek to fix prices up to 18 months in advance of delivery. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton for the Company. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. At July 3, 1999, a 10% decline in the market price of the cotton covered by the Company's fixed price contracts would have a negative impact of approximately $4.2 million on the value of the contracts. At the end of fiscal 1998, a 10% decline in the market price of the Company's fixed price contracts would have had a negative impact of approximately $5.6 million on the value of the contracts. The decline in the potential negative impact from 1998 to 1999 is due principally to current cotton commitments being at significantly lower average prices than in fiscal 1998. The Company has changed to the current disclosure format from the format in the fiscal year 1998 10-K in an effort to improve the comparability of its disclosure to other companies in its industry.


INTEREST  RATE  SENSITIVITY

The  following  debt  obligations  are  sensitive  to changes in interest rates:

     $150 million of unsecured ten year senior notes due 2007 at a fixed rate of 9.625%.
     $100 million of secured five year revolving credit facility expiring 2002 with interest of 6.93% at July 3, 1999. Interest is based on LIBOR.

An interest rate change would not have an impact on the fixed rate ten year senior notes totaling $150 million. An interest rate change would have a negative impact to the extent the Company increases borrowings against the revolving credit facility. The impact would be dependent on the level of borrowings incurred. During fiscal years 1999 and 1998, based on the average principal balance outstanding, a 1% increase in interest rates would have resulted in increased interest expense of approximately $430,000 and $856,000, respectively. In fiscal year 2000, as of this date, the Company has not borrowed against the revolving credit facility.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
--------  -----------------------------------------------

INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                                                                                Page
                                                                                ----

Report of KPMG  LLP                                                             F2

Consolidated Balance Sheets as of July 3, 1999 and June 27, 1998                F3

Consolidated Statements of Operations for the fiscal years ended July 3, 1999,
June 27, 1998, and June 28, 1997                                                F4

Consolidated Statements of Shareholder's Equity  for the fiscal years
ended July 3, 1999, June 27, 1998, and June 28, 1997                            F5

Consolidated Statements of Cash Flows for the fiscal years ended July 3,
1999, June 27, 1998 and June 28, 1997                                           F6

Notes to Consolidated Financial Statements                                      F7

INDEPENDENT  AUDITORS'  REPORT

THE  BOARD  OF  DIRECTORS
Delta  Mills,  Inc.

We have audited the accompanying consolidated balance sheets of Delta Mills, Inc. as of July 3, 1999 and June 27, 1998 and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the years in the three-year period ended July 3, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Mills, Inc. at July 3, 1999 and June 27, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended July 3, 1999, in conformity with generally accepted accounting principles.

                                               \s\ KPMG  LLP
                                               -------------
                                                   KPMG  LLP
Greenville,  South  Carolina
August  13,  1999

CONSOLIDATED  BALANCE  SHEETS
Delta  Mills,  Inc.
(In  Thousands)


                                                        July 3, 1999   June 27, 1998
                                                        -------------  --------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                             $       9,903  $          544
  Accounts receivable:
     Factor and other                                          69,881          82,454
     Affiliates                                                12,994           6,783
                                                        -------------  --------------
                                                               82,875          89,237
     Less allowances for doubtful accounts and returns            291             246
                                                        -------------  --------------
                                                               82,584          88,991
  Inventories
     Finished goods                                             9,122          10,427
     Work in process                                           29,201          37,000
     Raw materials and supplies                                 7,144           8,412
                                                        -------------  --------------
                                                               45,467          55,839

  Current assets of discontinued operations                       780          15,484
  Deferred income taxes and other assets                        2,482           2,567
                                                        -------------  --------------
                                TOTAL CURRENT ASSETS          141,216         163,425

PROPERTY, PLANT AND EQUIPMENT, at cost
     Land and land improvements                                 2,988           2,892
     Buildings                                                 45,293          47,225
     Machinery and equipment                                  145,467         145,038
     Furniture and fixtures                                     1,993           2,089
     Lease improvements                                           619
     Construction in progress                                   4,363           4,643
                                                        -------------  --------------
                                                              200,723         201,887
     Less accumulated depreciation                             85,743          80,257
                                                        -------------  --------------
                                                              114,980         121,630

DEFERRED LOAN COSTS
             less accumulated amortization of $1,288            4,755           5,223
             and $582 in 1999 and 1998 respectively
NONCURRENT ASSETS OF DISCONTINUED
   OPERATIONS                                                                      12
                                                        -------------  --------------
                                                        $     260,951  $      290,290
                                                        =============  ==============

CONSOLIDATED  BALANCE  SHEETS
Delta  Mills,  Inc.
(In  Thousands)

LIABILITIES  AND  SHAREHOLDER'S  EQUITY


                                                          July 3, 1999    June 27, 1998
                                                         --------------  ---------------
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                 $      15,887   $       23,890
  Payable to Affiliates                                            571            4,493
  Accrued employee compensation                                  4,014            4,937
  Accrued and sundry liabilities                                18,381           16,042
  Restructuring accruals                                           750            6,640
                                                         --------------  ---------------
                    TOTAL CURRENT LIABILITIES                   39,603           56,002
LONG-TERM DEBT                                                 150,000          176,635
DEFERRED INCOME TAXES                                           15,547            7,431
OTHER LIABILITIES AND DEFERRED CREDITS                           6,040           10,144
SHAREHOLDER'S EQUITY
  Common Stock -- par value $.01 a share -- authorized
    3000 shares, issued and outstanding 100 shares
  Additional paid-in capital                                    51,792           51,792
  Retained earnings(deficit)                                    (2,031)         (11,714)
                                                         --------------  ---------------
                                                                49,761           40,078
COMMITMENTS AND CONTINGENCIES
                                                         $     260,951   $      290,290
                                                         ==============  ===============

See  notes  to  consolidated  financial  statements.

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
Delta  Mills,  Inc.
(In  Thousands)


                                                             Year Ended      Year Ended       Year Ended
                                                            July 3, 1999    June 27, 1998    June 28, 1997
                                                           --------------  ---------------  ---------------
Net sales to non-affiliates                                      318,733          342,732          336,181
Net sales to affiliated parties                                   30,222           21,663           22,023
                                                           --------------  ---------------  ---------------
  Net sales                                                $     348,955   $      364,395   $      358,204
Cost of goods sold                                               292,914          300,556          293,145
                                                           --------------  ---------------  ---------------
Gross profit                                                      56,041           63,839           65,059
Selling, general and administrative expenses                      16,937           17,585           16,323
Other income                                                          96              146            1,553
                                                           --------------  ---------------  ---------------
  OPERATING PROFIT                                                39,200           46,400           50,289
Other (expense) income:
  Interest expense                                               (17,415)         (17,160)            (413)
  Interest income                                                    186              152
  Affiliate interest expense                                                       (2,164)         (13,799)
                                                           --------------  ---------------  ---------------
                                                                 (17,229)         (19,172)         (14,212)
 INCOME FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                                  21,971           27,228           36,077
                                                           --------------  ---------------  ---------------
Income tax expense                                                 8,590           10,743           14,187
                                                           --------------  ---------------  ---------------
 INCOME FROM CONTINUING
  OPERATIONS                                                      13,381           16,485           21,890

 Gain (Loss) on disposal of discontinued operations less
   applicable income taxes                                         3,802          (21,079)

 (Loss) from operations of discontinued businesses less
   applicable income taxes                                                         (4,830)          (5,337)
                                                           --------------  ---------------  ---------------

 GAIN (LOSS) FROM DISCONTINUED OPERATIONS                          3,802          (25,909)          (5,337)
                                                           --------------  ---------------  ---------------

NET INCOME (LOSS)                                          $      17,183          ($9,424)  $       16,553
                                                           ==============  ===============  ===============

See  notes  to  consolidated  financial  statements.

CONSOLIDATED  STATEMENTS  OF  SHAREHOLDER'S  EQUITY
Delta  Mills,  Inc.
(In  Thousands)



                                            Additional    Retained        Total
                            Common Stock      Paid-In     Earnings    Shareholder's
                           Shares  Amount     Capital    (Deficit)       Equity
                           ------  -------  -----------  ----------  ---------------
Balance at June 29, 1996      100  $     0  $     2,134  $ (10,843)  $       (8,709)
  Net Income                                                16,553           16,553
                           ------  -------  -----------  ----------  ---------------
Balance at June 28, 1997      100        0        2,134      5,710            7,844
  Net (loss)                                                (9,424)          (9,424)
  Cash dividends paid                                       (8,000)          (8,000)
  Capital Contribution                           49,658                      49,658
                           ------  -------  -----------  ----------  ---------------
Balance at June 27, 1998      100        0       51,792    (11,714)          40,078
  Net Income                                                17,183           17,183
  Cash dividends paid                                       (7,500)          (7,500)
                           ------  -------  -----------  ----------  ---------------
Balance at July 3, 1999       100  $     0  $    51,792    ($2,031)  $       49,761
                           ======  =======  ===========  ==========  ===============

See  notes  to  consolidated  financial  statements.


CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
Delta  Mills,  Inc.
(In  Thousands)


                                                                         Year Ended      Year Ended       Year Ended
                                                                        July 3, 1999    June 27, 1998    June 28, 1997
                                                                       --------------  ---------------  ---------------
OPERATING ACTIVITIES
  Net income (loss)                                                    $      17,183          ($9,424)  $       16,553
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                             14,109           14,095           13,910
     Amortization                                                                706               32              (70)
     Discontinued operations                                                  22,087           29,751           (2,834)
     Provision for losses on accounts receivable                                  45              468
     Provision for deferred income taxes                                         605            3,068            4,198
     Losses (gains) on disposition of property
        and equipment                                                             73               (6)          (1,504)
     Deferred compensation                                                       317              638              605
     Changes in operating assets and liabilities:
        Accounts receivable                                                   12,573            1,895          (14,092)
        Inventories                                                           10,372             (236)           4,667
        Other current assets                                                     (85)              41             (349)
        Accounts payable, accrued expenses and due to affiliate, net         (26,596)          (8,244)          13,680
                                                                       --------------  ---------------  ---------------
           NET CASH PROVIDED BY
                          OPERATING ACTIVITIES                                51,389           32,078           34,764

INVESTING ACTIVITIES
  Property, plant and equipment:
     Purchases                                                                (9,075)          (4,065)         (14,122)
     Proceeds of dispositions                                                  1,086               13            2,275
     Other investing activities                                                  140
  Investing activities of discontinued operations                                206           10,686           (1,597)
                                                                       --------------  ---------------  ---------------
                           NET CASH PROVIDED(USED) BY
                           INVESTING ACTIVITIES                               (7,643)           6,634          (13,444)

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit                                    104,365          137,000
  Repayments on revolving lines of credit                                   (131,000)        (110,365)
  Scheduled principal payments of long-term debt                                                               (50,000)
  Net proceeds/(repayments) of loan from parent company                                      (202,093)          29,731
  Proceeds from issuance of long-term debt                                   145,688
  Dividends paid                                                              (7,500)          (8,000)
  Other                                                                         (252)          (1,493)
                                                                       --------------  ---------------  ---------------
          NET CASH (USED)  BY
                        FINANCING ACTIVITIES                                 (34,387)         (39,263)         (20,269)
                                                                       --------------  ---------------  ---------------

(DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                                           9,359             (551)           1,051

Cash and cash equivalents at beginning of year                                   544            1,095               44
                                                                       --------------  ---------------  ---------------
             CASH AND CASH EQUIVALENTS
                                  AT END OF YEAR                       $       9,903   $          544   $        1,095
                                                                       ==============  ===============  ===============

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

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Delta Mills, Inc. and the Delta Mills Marketing, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. Delta Mills, Inc. and Delta Mills Marketing , Inc. are wholly-owned subsidiaries of Alchem Capital Corporation, which is a wholly-owned subsidiary of Delta Woodside Industries, Inc. ("DWI"). The Company has one segment that is presented as a discontinued operation, Stevcoknit Fabrics Company, which manufactured and sold knitted fabrics.
CASH EQUIVALENTS: The Company considers all highly liquid investments having maturities of three months or less when purchased to be cash equivalents.

INVENTORIES:   Inventories  are  stated  at  the  lower  of  the  cost or market determined  using  the  first-in  ,  first-out  (FIFO)  method.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is stated on the basis of cost. Depreciation is computed by the straight-line method for financial reporting based on estimated useful lives of three to thirty-two years, but predominantly over seven to fourteen years, and by accelerated methods for income tax reporting.

IMPAIRMENT OF LONG-LIVED ASSETS: When required by circumstances, the Company evaluates the recoverability of its long-lived assets by comparing estimated future undiscounted cash flows with the asset's carrying amount to determine if a write-down to market value is required

REVENUE  RECOGNITION:   Sales  are  recorded  upon  shipment  or  designation of
specific goods for later shipment at customers' request with related risk of ownership passing to such customers.

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

ENVIRONMENTAL  COSTS:   Environmental  compliance  cost,  including  ongoing
maintenance, monitoring and similar costs, are expensed as incurred. Environmental remediation costs are accrued, except to the extent costs can be capitalized, when remedial efforts are probable, and the cost can be reasonably estimated.

COTTON PROCUREMENT: The Company contracts to buy cotton with future delivery dates at fixed prices in order to reduce the effects of fluctuations in the prices  of  cotton  used  in  the  manufacture of its products.  These contracts permit settlement by delivery and are not used for trading purposes. The Company commits to fixed prices on a percentage of its cotton requirements up to eighteen months in the future. If market prices for cotton fall below the Company's committed fixed costs and, it is estimated that the cost of cotton is not recoverable in future sales of finished goods, the differential is charged to income at that time.

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

FISCAL YEAR: The Company's operations are based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to June 30. Fiscal years 1997 and 1998 each consisted of 52 weeks. Fiscal year 1999 consisted of 53 weeks.

NOTE  B-ACCOUNTS  RECEIVABLE

The Company assigns a substantial portion of its trade accounts receivable to a bank under a factor agreement. The assignment of these receivables is primarily without recourse, provided that customer orders are approved by the bank prior to shipment of goods, up to a maximum for each individual account.

The Company operates within the textile industry, and its operations are affected by the relative strength or weakness of the textile markets. The Company has one major customer that accounted for 21%, 18%, and 22% of total net sales of continuing operations for fiscal years 1999, 1998, and 1997, respectively. Another major customer accounted for 13% and 11% of sales of continuing operations in fiscal years 1999 and 1998, respectively.

The Company's accounts receivable are due from many companies that produce apparel products located throughout the United States. The many companies represented in the Company's accounts receivable limit to a certain extent the concentration of credit risk. The Company generally does not require collateral for its accounts receivable.


NOTE  C-LONG-TERM  DEBT  AND  LEASES

On August 25, 1997 the Company issued $150 million of unsecured ten-year senior notes at an interest rate of 9.625%, and obtained a secured five-year $100 million revolving line of credit subject to borrowing base limitations. The net proceeds of the senior notes, the initial borrowings under the revolving line of credit and a capital contribution of the remainder of the intercompany debt were used to repay the long-term debt and current amounts payable to affiliate. At July 3, 1999, the interest rate on the $100 million revolving line of credit was 6.93% based on LIBOR. At July 3, 1999, accounts receivable and inventory with a net book value of approximately $129 million, served as collateral for the $100 million revolving line of credit. The Company had $99 million available under the revolving line of credit on July 3, 1999.

The credit facility and the senior notes contain restrictive covenants, which include restrictions on additional indebtedness, transactions with affiliates, payment of dividends, and capital expenditures, and require minimum tangible net worth and certain other required minimum financial ratios.

The carrying value of the Company's revolving credit agreement approximates fair value since the rates are tied to floating rates. At July 3, 1999 the carrying value of the senior notes was $150,000,000 and the fair value, based on quoted market prices was $142,500,000.

Total interest expense incurred and paid by the Company was $16,760,000, $13,563,000 and $14,264,000 for fiscal years 1999, 1998, and 1997, respectively, of which $106,000 and $302,000 were capitalized during fiscal years 1999 and 1997 respectively.

Rent expense relating to operating leases was approximately $3,407,000, $3,821,000 and $ 2,759,000 for fiscal years 1999, 1998 and 1997 respectively.

Aggregate principal maturities of all long-term debt and minimum payments under operating leases are as follows:

              Long-term    Operating
Fiscal Year      Debt        Leases
-----------  ------------  ----------
2000                       $3,222,000
2001                        3,216,000
2002                        1,794,000
2003                          360,000
2004                          218,000
Later Years   150,000,000     342,000
             ------------  ----------
             $150,000,000  $9,152,000
             ============  ==========

NOTE  D-EMPLOYEE  BENEFIT  PLANS

The Company has participated in the Delta Woodside Industries, Inc. Retirement and 40l(k) Plans.
On September 27, 1997 the Delta Woodside Industries Employee Retirement Plan ("Retirement Plan") merged into the Delta Woodside Employee Savings and Investment Plan ("401(k) Plan"). Following the merger, contributions to the 401(k) Plan in lieu of a contribution to the Retirement Plan are made in cash and not in stock. In the 401(k) Plan employees may elect to convert DWI stock to other funds, but may not increase the amount of stock in their account. Each participant has the right to direct the trustee as to the manner in which shares held are to be voted. The Retirement Plan qualified as an Employee Stock
Ownership Plan ("ESOP") under the Internal Revenue Code as a defined contribution plan. Contributions of $236,000 and $270,000 were allocated to participants in fiscal 1998 and 1997, respectively. During fiscal 1999, 1998 and 1997, the Company contributed $497,000, $455,000, and $480,000, respectively, to the 401(k) plan to match employee contributions. In addition to the matching contributions, the Company also made a discretionary contribution of $280,000 to the 401(k) plan in fiscal 1999.

The Company also participates in a 501(c)(9) trust, the Delta Woodside Employee Benefit Plan and Trust ("Trust"). The Trust collects both employer and employee contributions from the Company and makes disbursements for health claims and other qualified benefits.

The Company participates in a Deferred Compensation Plan, managed by DWI, which permits certain management employees to defer a portion of their compensation. Deferred compensation accounts are credited with interest and are distributed after retirement, disability or employment termination. As of July 3, 1999 and June 27, 1998, the Company's liability was $6,040,000 and $5,722,000 respectively.

The Company also participates in the Delta Woodside Industries, Inc. Incentive Stock Award Plan and Stock Option Plan. Including associated tax assistance, under the Incentive Stock Award Plan the Company recognized expense of $321,000, $404,000, and $245,000 for fiscal years 1999, 1998 and 1997, respectively. Under the Stock Option Plan, the Company recognized expense of $152,000, $104,000 and $87,000 for fiscal years 1999, 1998 and 1997, respectively.

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

Accounts receivable due from affiliates include $1.7 million at June 28, 1997 for anticipated refunds of income taxes from Delta Woodside Industries, Inc. Receivables from affiliates also include $13.0 million and $5.0 million at July 3, 1999 and June 27, 1998, respectively, resulting from sales to Delta Apparel, an affiliate.

Current payable to affiliates bears no interest and includes amounts payable to DWI for current activity as described in the following paragraphs.

Affiliated party transactions included in the statements of operations result from a variety of services provided and goods transferred as shown in the following table:

                                 1999         1998         1997
                              -----------  -----------  -----------
Textile and yarn  sales       $30,221,000  $19,385,000  $29,870,000
Corporate services expense      2,816,000    2,838,000    3,302,000
Income tax payments                74,000       88,000    6,261,000
Payroll taxes, insurance and
   employee related expenses   39,889,000   45,223,000   42,578,000
Printing services expense               0      220,000      505,000
Interest expense                        0    2,193,000   13,679,000
Rental income                      81,000       95,000       93,000

Since March 29, 1997, the Company sells textiles and yarn to an affiliate at prices which approximate market. Prior to March 29, 1997, the Company sold textiles and yarn to an affiliate at prices which approximate cost. Corporate services include management, treasury, computer, purchasing, benefits, payroll, auditing, accounting and tax services. For these services, DWI charges actual cost based on relative usage and other factors. Actual cost is charged for payroll taxes, insurance and employee related expenses which are managed by DWI as a corporate service. Printing services were charged at market prices. Interest was charged based on fixed rates for long-term debt. Interest on loan payable to affiliates was charged based on DWI 's weighted average interest rate. The Company charges affiliates for rent based on estimated cost and space utilized.

NOTE  F-DISCONTINUED  OPERATIONS  AND  RESTRUCTURING  CHARGES

In the third quarter of fiscal year 1998, the Company adopted the segment reporting provisions of Financial Accounting Standard 131. This standard requires the Company to report segment information for divisions which engage in business activity, whose operating results are regularly reviewed by the chief operating officer. The Company has one segment in continuing operations:
Delta Mills Marketing Company which manufactures and sells woven fabrics for apparel and home furnishings. The Company's other operations include yarn sales to Delta Apparel, a segment of the parent company, Delta Woodside Industries, Inc. Operating profit does not include interest expense or interest income. The Company also has one segment which is presented as a discontinued operation:
Stevcoknit  Fabrics  Company  which  manufactured  and  sold  knitted  fabrics.

On March 3, 1998, the Company made the decision to close Stevcoknit Fabrics. Accordingly, operating results for this segment have been reclassified and reported as discontinued operations.

In connection with the decision to discontinue this business, the Company, in fiscal 1998, recognized an estimated loss on disposal of discontinued operations of $21 million including an income tax benefit of $14 million. In fiscal 1999, the Company decreased the estimate of the after-tax cost to discontinue these businesses and recognized after-tax credits of $2.6 million and $1.2 million during the first and third quarters of fiscal year 1999, respectively. Proceeds from the liquidation of this division have been used to make capital expenditures and to reduce indebtedness.

The assets of discontinued operations at July 3, 1999 and June 27, 1998 are as follows:

(in thousands)                    July 3, 1999   June 27, 1998
                                  -------------  --------------

Accounts Receivable               $         763  $       13,893
Inventory                                     0           1,529
Other current assets                         17              62
                                  -------------  --------------
    Total current assets                    780          15,484

Property, plant and equipment
net of accumulated depreciation               0              12
                                  -------------  --------------
                  Total Assets    $         780  $       15,496


Summarized  results  of operations for the discontinued business are as follows:

(in thousands)              July 3, 1999    June 27, 1998    June 28, 1997
                            -------------  ---------------  ---------------

Net Sales                   $       2,080  $       91,153   $      106,344
Cost and expense                    2,080         112,899          115,213
(Loss) before income tax                0         (21,746)          (8,869)
Income tax (benefit)                    0         (16,916)          (3,532)
                            -------------  ---------------  ---------------

(Loss) from operations of
discontinued operations     $           0  $       (4,830)  $       (5,337)
                            =============  ===============  ===============

NOTE  G-INCOME  TAXES

The Company reports federal income taxes in the consolidated return of its parent Delta Woodside Industries, Inc. (DWI) and had taxable income of $6.5 million which will be reported in the fiscal 1999 consolidated Federal income tax return of its parent, DWI. The consolidated group had a tax loss of $11 million, which will be carried forward to offset future taxable income. The Federal income tax obligation or refund that is allocated to the Company is determined as if the Company were filing a separate Federal income tax return. The Company's Federal tax liability or receivable is paid to or is a receivable from the parent company.

The Company utilized its state NOL carryovers of approximately $ 1 million, $ 8 million and $ 18 million for 1999, 1998 and 1997 respectively.

The Company's gross deferred tax assets are reduced by a valuation allowance to net deferred tax assets considered by management to be more likely than not realizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Deferred income taxes reflect the net tax effects of temporary differences between the financial statement amounts and amounts reported for income tax purposes. There was no change in the valuation allowance from 1998 to 1999.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                       1999              1998
Assets
Restructuring reserves                           $       303,000   $     3,708,000
Deferred compensation                                  2,325,000         2,203,000
Net operating loss carryforwards                          81,000           131,000
Accrued and sundry liabilities                         2,731,000         2,410,000
Inventory                                                350,000           557,000
Allowance for doubtful accounts & sales returns          364,000           573,000
Subtotal                                               6,154,000         9,582,000
Valuation allowance                                      (37,000)          (37,000)
                                                 ----------------  ----------------
Deferred tax assets                                    6,117,000         9,545,000
Liabilities:
Depreciation                                          18,638,000        13,434,000
Other                                                    991,000         1,343,000
                                                 ----------------  ----------------
Deferred tax liabilities                              19,629,000        14,777,000
                                                 ----------------  ----------------
      Net deferred tax liabilities               $    13,512,000   $     5,232,000
                                                 ================  ================

Significant  components  of  the  provision  for  income  taxes  are as follows:

                                               1999          1998           1997
Current:
     Federal income taxes                   $ 6,980,000  $  7,270,000   $ 9,790,000
     State income taxes                       1,005,000       405,000       199,000
           Total current                    $ 7,985,000  $  7,675,000   $ 9,989,000
                                            -----------  -------------  ------------
Deferred:
      Federal income taxes (benefits)       $   520,000  $  2,640,000   $ 3,611,000
      State income taxes (benefits)              85,000       428,000       587,000
           Total Deferred                   $   605,000  $  3,068,000   $ 4,198,000
                                            -----------  -------------  ------------
Total provision for Continuing Operations   $ 8,590,000  $ 10,743,000   $14,187,000
                                            -----------  -------------  ------------
The total provision for income taxes
  related to Discontinued Operations          2,335,000   (16,916,000)   (3,533,000)
                                            -----------  -------------  ------------
Total provision for income taxes            $10,925,000   ($6,173,000)  $10,654,000
                                            -----------  -------------  ------------


The reconciliation of income tax expense (benefit) computed at the Federal statutory tax rate:

                                                    1999            1998           1997
                                                 -----------  ----------------  -----------
Income tax expense (benefit) at statutory rates  $ 9,835,000  $    (5,459,000)  $ 9,523,000
State taxes (benefits) net of federal benefit        991,000         (733,000)      385,000
Other                                                 99,000           19,000       746,000
                                                 -----------  ----------------  -----------
                                                 $10,925,000      ($6,173,000)  $10,654,000
                                                 ===========  ================  ===========


The Company made tax payments of $ 81,000, $110,000 and $6,261,000 during fiscal years 1999, 1998 and 1997, respectively.

NOTE  H-SUMMARIZED  FINANCIAL  INFORMATION  OF  SUBSIDIARY

Delta Mills Marketing, Inc. (the "Guarantor") does not comprise a material portion of the Company's assets or operations. The Guarantor is a wholly-owned subsidiary of the Company and has fully and unconditionally guaranteed, (the "Guarantee") the Company's payment of principal, premium, interest and certain liquidated damages, if any, on the Company's senior notes (the "Notes"). The Guarantor's liability under the Guarantee is limited to such amount, the payment of which would not have left the guarantor insolvent or with unreasonably small capital at the time its Guarantee is entered into, after giving effect to the incurrence of existing indebtedness immediately prior to such time.

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

Summarized financial information for the Guarantor is as follows (in thousands):

                                JULY 3, 1999   JUNE 27, 1998
                                -------------  --------------
Current assets                           194           1,301
Noncurrent assets                         71             412
Current Liabilities                      560           1,428
Noncurrent liabilities                   980           1,260
Stockholders' equity (deficit)        (1,275)           (975)

Summarized results of operations for the Guarantor are as follows (in thousands):

                                                  Twelve Months Ended
                                   ---------------------------------------------------
                                       July 3, 1999    June 27, 1998    June 28, 1997
                                      --------------  ---------------  ---------------
Net sales -intercompany commissions   $       5,207   $        6,177   $        6,041
Cost and expenses                             4,948            5,346            5,104
Income from continuing operations               167              468              513
(Loss) from discontinued operations            (519)          (1,450)          (1,006)
Net (loss)                                     (352)            (982)            (498)


NOTE  I-COMMITMENTS  AND  CONTINGENCIES

During fiscal year 2000, the Company plans to spend approximately $ 7 million for capital improvements.

The Company has entered into agreements, and has fixed prices, to purchase cotton for use in its manufacturing operations. At July 3, 1999 minimum payments under these contracts with non-cancelable contract terms were $42 million in fiscal year 2000.

Two of the Company's South Carolina plants, the Delta 2 & 3 finishing plants, have been unable to comply with certain toxicity and other permit-related limits contained in a National Pollutant Discharge Elimination System ("NPDES") permit held by the Company. Additionally, high nitrate levels have been observed at the spray field for those plants. To attempt to achieve compliance with the non-toxicity NPDES permit limits, the Company completed certain upgrades in October 1998 at a cost of approximately $2.3 million. Since then, the Company has had two non-toxicity permit violations resulting in the payment of a de minimis penalty. The Company believes that it will be able to comply with the non-toxicity permit limits. The Company is working with the appropriate state agency to address the toxicity and nitrate issues. Although there is no assurance that the Company will be successful, and it could face additional administrative penalties if it is not, the Company does not currently believe that these matters will have a material adverse impact on the Company.

     The Company is currently assessing groundwater contamination at its discontinued Greensboro, North Carolina plant. The Company believes, however, that the source of the contamination was removed several years ago by the prior owner and the Company currently has no plans to remediate any groundwater contamination. Although no assurance can be provided, the Company does not currently believe that this matter will have a material adverse impact on the Company.


NOTE  J-QUARTERLY  RESULTS  OF  OPERATIONS  (UNAUDITED)

The  following  is a summary of the unaudited quarterly results of operations for the years  ended  July  3,  1999  and  June  27,  1998.

                                                      Quarter  Ended
                                    -------------------------------------------------
                                    September 26   December 26    March 27   July 03
                                    -------------  ------------  ----------  --------

(In thousands)
1999
Net sales                           $      92,417  $     86,938  $  81,049   $ 88,551
Gross profit                               17,188        15,782     11,685     11,376
Income from continuing operations           5,397         4,186      2,260      1,528
Net income                                  8,029         4,186      3,401      1,557


                                    September 27   December 27   March 28    June 27
                                    -------------  ------------  ----------  --------
(In thousands)
1998
Net sales                           $      92,383  $     89,285  $  81,071   $101,656
Gross profit                               17,025        15,006     14,497     17,311
Income from continuing operations           5,303         3,632      3,048      4,502
Net income (loss)                           3,666         1,907    (19,499)     4,502

During the third quarter of fiscal year 1998, the Company recognized restructuring and impairment charges of $21 million in connection with discontinued operations described in Note F. In fiscal 1999, the Company decreased the estimate of the after-tax cost to discontinue these businesses and recognized after-tax credits of $2.6 million and $1.2 million during the first and third quarters of fiscal year 1999, respectively.

ITEM  9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
--------  ------------------------------------------------------
          ACCOUNTING  AND  FINANCIAL  DISCLOSURE
          --------------------------------------

Not  applicable.

                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
---------  --------------------------------------------------------

     The following provides certain information regarding the directors and executive officers of the Company. Except as otherwise noted below, the business address of each director and officer is Delta Woodside Industries, Inc., 233 North Main Street, Hammond Square, Suite 200, Greenville, South Carolina 29601. Each such person is a citizen of the United States. There are no family relationships among the directors and the executive officers of the Company or Delta Woodside.

NAME AND AGE                            POSITION WITH THE COMPANY               DIRECTOR SINCE (8)
E. Erwin Maddrey, II (58)  President and Chief Executive Officer and Director
                           of the Company and Delta Woodside (1)                              1984

Bettis C. Rainsford (48)   Director of the Company
                           and Delta Woodside (2)                                             1984

C.C. Guy (66)              Director of the Company and Delta Woodside (3)                     1984

Buck A. Mickel (43)        Director of the Company and Delta Woodside (4)                     1984

Jane H. Greer (61)         Vice President and Secretary of the Company
                           and Delta Woodside (5)

Robert W. Humphreys (42)   Vice President-Finance and
                           Assistant Secretary of the Company
                           and Delta Woodside (6)

Brenda L. Jones (54)       Assistant Secretary of the Company
                           and Delta Woodside (7)

     (1)     E.  Erwin  Maddrey,  II was President and Chief Executive Officer of Delta Woodside's
predecessor  by  merger  Delta  Woodside  Industries,  Inc.,  a  Delaware  corporation ("Old Delta
Woodside")  or  its  predecessors  from  the founding of Old Delta Woodside's predecessors in 1984 until  the  November  15, 1989 merger of Old Delta Woodside into RSI Corporation, a South Carolina corporation,  which  changed its name to Delta Woodside Industries, Inc. and is now Delta Woodside
(the  "RSI Merger"), and he has served in such positions with Delta Woodside since the RSI Merger.
Mr.  Maddrey  has  served  in  current positions with the Company since 1986.  He also serves as a director  of  Kemet  Corporation  and  Delta  Woodside.

     (2)     Bettis  C.  Rainsford was Executive Vice President and Chief Financial Officer of Old
Delta  Woodside or its predecessors from the founding of Old Delta Woodside's predecessors in 1984 until  the  RSI  Merger and served in such positions with Delta Woodside from the RSI Merger until
October  1,  1999.  Mr. Rainsford served as Treasurer of Old Delta Woodside or its predecessors or
Delta  Woodside  from  1984 to 1986, from August 1988 to November 1988 and from 1990 to October 1,
1999.  Mr.  Rainsford served in the same officer positions with the Company (with the exception of certain  periods  when  he  did  not serve as Treasurer) from 1986 to October 1, 1999.  He is also
President  of  The  Rainsford  Development  Corporation  which  is  engaged  in  general  business development  activities  in Edgefield, South Carolina.  Mr. Rainsford also serves as a director of
Martin  Color-Fi,  Inc. and Delta Woodside and is a member of the managing entity of Mount Vintage
Plantation  Golf  Club,  LLC.


ITEM  10.  (CONTINUED)
----------------------

     (3)     C.  C. Guy is a retired businessman.  He served as Chairman of the Board of Old Delta
Woodside  or its predecessors from the founding of Old Delta Woodside's predecessors in 1984 until
November  1989.  Since before the RSI Merger, he has been a director of RSI Holdings, Inc., and he also served as President of RSI Holdings, Inc. from before the RSI Merger until January 1995.  RSI
Holdings,  Inc.  until  1992  was  engaged  in the sale of outdoor power equipment, until 1994 was engaged  in  the  sale  of  turf  care  products  and currently is engaged in the consumer finance business.  Prior  to  November  15,  1989, RSI Holdings, Inc. was a subsidiary of RSI Corporation.
Mr.  Guy  served  from  1979  until  November  1989  as President, Treasurer and a director of RSI
Corporation.  Prior  to the RSI Merger, RSI Corporation owned approximately 40% of the outstanding shares  of  common stock of Old Delta Woodside and, among other matters, was engaged in the office supply  business,  as  well  as  the  businesses  of selling outdoor power equipment and turf care products.  Mr.  Guy  has served as a director of the Company since 1986.  Mr. Guy also serves as a director  of  Delta  Woodside.

     (4)     Buck  A.  Mickel  is  President  and  Chief  Executive  Officer and a director of RSI
Holdings,  Inc.  He  served  as a Vice President of Old Delta Woodside or its predecessors and the
Company  from  the founding of Old Delta Woodside's predecessors until November 1989, Secretary of
Old  Delta  Woodside  and the Company from November 1986 to March 1987, and Assistant Secretary of
Old  Delta Woodside and the Company from March 1987 to November 1988.  He served as Vice President and  a  director  of  RSI Holdings, Inc. from before the RSI Merger until January 1995 and as Vice
President  of  RSI Holdings, Inc. from September 1996 until July 1998, when he assumed his current positions.  He  served  as  Vice  President of RSI Corporation from 1983 until November 1989.  Mr.
Mickel  has served as a director of the Company since 1986.  He also serves as a director of Delta
Woodside.

     (5)     Jane  H. Greer became associated with Old Delta Woodside's predecessors in July 1986, and was elected a Vice President of Old Delta Woodside and the Company in November 1986, in charge of  human  resources  and  other  related areas, Assistant Secretary of Old Delta Woodside and the
Company  in November 1987 and Secretary of Old Delta Woodside and the Company in August 1988.  She
became  Vice  President  and  Secretary  of  Delta  Woodside and the Company on November 15, 1989.

     (6)     Robert  W.  Humphreys was elected President of Delta Apparel Company, a division of a subsidiary  of  Delta  Woodside, in April 1999.  He was elected to serve as Vice President-Finance and  Assistant  Secretary of Delta Woodside and the Company in May 1998.  From January 1987 to May
1998,  Mr.  Humphreys  was  President  of  Stevcoknit  Fabrics Company, a division of the Company.

     (7)     Brenda L. Jones was elected Assistant Secretary of Old Delta Woodside and the Company
in  November  1988.  She  became Assistant Secretary of Delta Woodside and the Company on November
15,  1989.  Since  July  1987,  she  has  been  Vice  President and Chief Financial Officer of The
Rainsford  Development  Corporation,  a  corporation  wholly owned by Bettis C. Rainsford which is engaged  in  general  business  development  activities.

     (8)     Includes  service  as  a  director  of  Delta  Woodside,  Old  Delta  Woodside or any predecessor  to  Old  Delta  Woodside.

The Company's directors hold office until the next annual meeting of the Company's shareholder or until their successors are duly elected and qualified. The Company's executive officers are appointed by the Board of Directors and serve at the pleasure of the Board.

     SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     There  were  no  late  filings  of reports for fiscal year 1999 pursuant to
Section  16(a)  of  the  Securities  Exchange  Act  of  1934,  as  amended.

ITEM  11.  EXECUTIVE  COMPENSATION

     Each of the executive officers of the Company serves in the same position for Delta Woodside and various of Delta Woodside's direct and indirect subsidiaries and is compensated by Delta Woodside. On an ongoing basis the Company reimburses Delta Woodside for services provided to it by its executive officers. This arrangement was formalized in a management services agreement in August 1997. See Item 13. Certain Relationships and Related Party
Transactions. The following provides information respecting the compensation received by the Company's executive officers in all capacities for Delta Woodside and its direct and indirect subsidiaries (including the Company) in fiscal years 1997, 1998 and 1999. A portion of these amounts was borne by the Company. See Item 13. Certain Relationships and Related Party Transactions.

SUMMARY  COMPENSATION  TABLE

     The following table sets forth certain information for the fiscal years ended July 3, 1999, June 27, 1998 and June 28, 1997 respecting the compensation earned by the Chief Executive Officer, the Chief Financial Officer, and the other three executive officers who earned salary and bonus in fiscal 1999 in excess of $100,000 (the "Named Executives").

                                  SUMMARY  COMPENSATION  TABLE


                                                                         Long-Term
                                        Annual Compensation            Compensation
                             -----------------------------------------  -----------
                                                             Other        Awards           All
                                                                        -----------
                                                            Annual      Securities        Other
                                                            Compen-     Underlying       Compen-
Name and                       Salary         Bonus         sation        Options         sation
Principal Position     Year    ($)(a)       ($)(a)(b)       ($)(c)        (#)(d)           ($)
---------------------  ----  -----------  -------------  -------------  -----------  ----------------
E.Erwin Maddrey,II,    1999      476,923         80,962         24,525            0  33,607 (m)(r)(s)
  President & Chief    1998      500,000        108,243         20,127   20,000 (i)            36,563
  Executive Officer    1997      500,000              0              0            0            36,905

Bettis C. Rainsford,   1999  376,923 (h)         64,758         19,620            0  15,866 (n)(r)(s)
  Executive VP, CFO,   1998  450,000 (h)         86,579         16,102   16,000 (j)            16,012
  & Treasurer(e)       1997  450,000 (h)              0              0            0            15,621

Jane H. Greer,         1999      207,692         53,334         14,715            0      2,701 (o)(s)
  Vice President       1998      173,500         64,915         10,538            0             1,893
  & Secretary          1997      144,308         63,000         11,080   15,000 (k)             1,313

Robert Humphreys,      1999      223,077         94,286         14,715            0    543,449 (p)(s)
  VP-Finance &         1998      192,116         16,231         10,538            0            52,616
  Asst. Secretary (f)
Douglas J. Stevens,    1999       94,231          7,500         12,841            0    157,641 (q)(s)
  Vice President-      1998      143,904         64,915         10,538   21,000 (l)             3,184
  International (g)    1997      134,000         63,000         11,080   19,000 (l)             1,008
-----------------------------------

     (a)  The  amounts  shown  in  the  column  include  sums  the receipt of which has been deferred pursuant  to  the  401(k)  Plan  or  Delta  Woodside's  deferred  compensation  plan.

     (b)  Amounts  in  this  column  are  cash  bonuses  paid  to  reward  performance.


ITEM  11.  (CONTINUED)
----------------------

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

     (e)  Mr.  Rainsford  resigned  from  service as an officer with the Company effective October 1,
1999.

     (f)  Mr. Humphreys was elected President and chief executive officer of Delta Apparel Company, a division of a subsidiary of Delta Woodside, in April 1999, and was elected Vice President-Finance and
Assistant Secretary of the Company in May 1998.  The information in the table includes Mr. Humphreys'
compensation  for  all  of  fiscal  1998  and  fiscal  1999.

     (g)  Mr.  Stevens  retired  from  service  with  the  Company  in  July  1999.

     (h)  Of this amount $150,000 was paid to The Rainsford Development Corporation, a company wholly owned  by  Mr.  Rainsford.

     (i)  During  fiscal  1998,  Mr.  Maddrey was granted an award covering 20,000 shares under Delta
Woodside's  Incentive  Stock  Award  Plan.

     (j)  During  fiscal  1998, Mr. Rainsford was granted an award covering 16,000 shares under Delta
Woodside's  Incentive  Stock  Award  Plan.

     (k)  During  fiscal  1997,  Ms.  Greer  was  granted an award covering 15,000 shares under Delta
Woodside's  Incentive  Stock  Award  Plan.

     (l)     During  fiscal  1998, Mr. Stevens was granted options covering 21,000 shares under Delta
Woodside's  Stock  Option Plan.  During fiscal 1997, Mr. Stevens was granted an award covering 15,000 shares  under  Delta  Woodside's  Incentive Stock Award Plan and was granted an option covering 4,000 shares  under  Delta  Woodside's  Stock  Option  Plan.

     (m)  The fiscal 1999 amount represents $30,663 premium paid by Delta Woodside for $10 million of life  insurance  on  the  life  of  Mr.  Maddrey,  $666  Delta Woodside contribution allocated to Mr.
Maddrey's  account  in  the  401(k)  Plan,  $1,416  contributed by Delta Woodside to Delta Woodside's deferred  compensation  plan  as payment for the amount of Delta Woodside contributions to the 401(k)
Plan  for  fiscal  year  1998  that  were  not  made for Mr. Maddrey because of Internal Revenue Code contribution  limitations, and $862 earned on Mr. Maddrey's deferred compensation at a rate in excess of  120%  of  the  Federal  mid-term  rate.

     (n)  The fiscal 1999 amount represents $14,525 premium paid by Delta Woodside for $10 million of life  insurance  on  the  life  of  Mr.  Rainsford, $666 Delta Woodside contribution allocated to Mr.
Rainsford's  account  in  the  401(k)  Plan,  $583  contributed by Delta Woodside to Delta Woodside's deferred  compensation  plan  as payment for the amount of Delta Woodside contributions to the 401(k)
Plan  for  fiscal  year  1998  that  were not made for Mr. Rainsford because of Internal Revenue Code contribution limitations, and $92 earned on Mr. Rainsford's deferred compensation at a rate in excess of  120%  of  the  Federal  mid-term  rate.

     (o)  The fiscal 1999 amount represents $666 Delta Woodside contribution allocated to Ms. Greer's account  in  the  401(k)  Plan,  $319  contributed  by  Delta  Woodside  to Delta Woodside's deferred compensation  plan  as  payment for the amount of Delta Woodside contributions to the 401(k) Plan for fiscal  year  1998  that  were  not  made


ITEM  11.  (CONTINUED)
----------------------

for  Ms. Greer because of Internal Revenue Code contribution limitations, $1,508 contributed by Delta
Woodside  to the 401(k) Plan for Ms. Greer with respect to her compensation deferred under the 401(k)
Plan, and $208 earned on Ms. Greer's deferred compensation at a rate in excess of 120% of the Federal mid-term  rate.

     (p)  The  fiscal  1999  amount  represents  $666  Delta  Woodside  contribution allocated to Mr.
Humphreys'  account  in  the  401(k)  Plan,  $375  contributed  by Delta Woodside to Delta Woodside's deferred  compensation  plan  as payment for the amount of Delta Woodside contributions to the 401(k)
Plan  for  fiscal  year  1998  that  were not made for Mr. Humphreys because of Internal Revenue Code contribution  limitations,  $2,729 contributed by Delta Woodside to the 401(k) Plan for Mr. Humphreys
with  respect  to  his  compensation  deferred  under  the  401(k) Plan, $137,241 received as a bonus relating  to  the  period  while  he  was  President of Stevcoknit Fabrics Company (a division of the
Company),  $2,438  earned  on Mr. Humphreys' deferred compensation at a rate in excess of 120% of the
Federal  mid-term rate and $400,000 paid in connection with his undertaking the position of President and  chief  executive  officer  of  Delta  Apparel  Company.

     (q)  The  fiscal  1999  amount  represents  $666  Delta  Woodside  contribution allocated to Mr.
Stevens'  account in the 401(k) Plan, $195 contributed by Delta Woodside to Delta Woodside's deferred compensation  plan  as  payment for the amount of Delta Woodside contributions to the 401(k) Plan for fiscal  year  1998  that  were not made for Mr. Stevens because of Internal Revenue Code contribution limitations,  $979 contributed by Delta Woodside to Delta Woodside's 401(k) Plan for Mr. Stevens with respect to his compensation deferred under the 401(k) Plan, $150,000 received as severance related to
Mr.  Stevens' retirement, and $5,801 earned on Mr. Stevens' deferred compensation at a rate in excess of  120%  of  the  Federal  mid-term  rate.

     (r)  Delta  Woodside pays the premiums due for life insurance policies that total $10 million on each  of  the  life of Mr. Maddrey and the life of Mr. Rainsford.  The proceeds of these policies are payable  to  the beneficiary or beneficiaries chosen by Mr. Maddrey or Mr. Rainsford, as the case may
be.

     (s)  The  401(k)  Plan  allocation  shown for the fiscal year was allocated to the participant's account  during  that fiscal year, although all or part of the allocation may have been determined in whole  or  in  part  on  the  basis  of  the participant's compensation during the prior fiscal year.

     The amounts shown in the table above do not include reimbursement by Delta Woodside or its subsidiaries for certain automobile expenses, club memberships and other items. The non-business personal benefit to any Named Executive of these amounts does not exceed 10% of the Named Executive's total salary and bonus.

----------------------

AGGREGATED  OPTION  EXERCISES  IN  LAST  FISCAL  YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table provides certain information respecting the exercise by any Named Executive during fiscal 1999 of awards granted under Delta Woodside's Incentive Stock Award Plan and options granted under Delta Woodside's Stock Option Plan, and the fiscal year end value of any unexercised outstanding awards and options. For purposes of this table, awards under Delta Woodside's Incentive Stock Award Plan are treated as options.


                       AGGREGATED OPTION EXERCISES IN LAST
                      FISCAL YEAR AND FY-END OPTION VALUES


                                            Number of Securities          Value of Unexercised
               Shares                      Underlying Unexercised         In-the-Money Options
              Acquired      Value             Options at FY-End                 at FY-End
            on Exercise   Realized                   (#)                         ($) (a)
            ------------  ---------  ---------------------------------  ---------------------------
Name            (#)          ($)        Exercisable     Unexercisable   Exercisable   Unexercisable
----------  ------------  ---------  -----------------  --------------  ------------  -------------

E. Erwin
Maddrey,II         5,000     29,640             10,000               0        59,275              0

Bettis C.
Rainsford          4,000     23,712              8,000               0        47,420              0

Jane H.
Greer              3,000     17,784             22,875           5,625        78,807         14,414

Robert W.
Humphreys          3,000     17,784             22,875           5,625        78,807         14,414

Douglas J.
Stevens            3,000     17,784             18,875               0        72,049              0
-----------------------------------

(a)  Based  on  the  closing  sales  price  of  $5.9375  per  share  on  July  2,  1999.

SEVERANCE  ARRANGEMENTS

     During fiscal 1999, Delta Woodside's Board of Directors began to consider certain strategic alternatives to enhance shareholder value, some of which might lead to a change in control of all or a significant part of Delta Woodside. In order to provide an incentive for certain of Delta Woodside's key executives to remain in Delta Woodside's employ while such alternatives were examined, Delta Woodside entered into severance agreements in December 1998 with, among others, Jane H. Greer and Robert W. Humphreys. Pursuant to each of these agreements, Delta Woodside agreed that, if the applicable officer's position were eliminated because of downsizing, restructuring or a change of control between the date of the letter and the end of December 2000, the officer would be paid a severance equal to two years' salary at the time of termination, in addition to the officer's regular severance.

     Robert W. Humphreys serves as Vice President-Finance and Assistant Secretary of Delta Woodside. In April 1999, Mr. Humphreys was appointed to the additional position of President and chief executive officer of Delta Apparel Company, a division of a subsidiary of Delta Woodside. In connection with this new position, Delta

----------------------

Woodside agreed in an April 1999 letter that (a) Mr. Humphreys' salary is $300,000 effective with the pay period beginning April 26, 1999, (b) he is guaranteed a bonus of $300,000 for the 2000 fiscal year if he remains in his new position during that year, (c) for fiscal 1999 he would be on the corporate bonus plan for the first ten months, then at the guaranteed annual $300,000 rate for the eleventh and twelfth months of fiscal 1999, (d) Delta Woodside will pay his travel and lodging expenses for commuting to the division's headquarters in Duluth, Georgia, (e) if he remains as President and chief executive officer of the Delta Apparel business as a spun-out separate public company (if such a spin-off were to occur), he will participate in a Delta Apparel bonus plan commencing with the 2001 fiscal year and he will be granted options under a Delta Apparel performance based stock option plan for shares equal to approximately five percent of the post-spin-off outstanding shares of Delta Apparel, (f) the December 1998 severance agreement was modified to provide that the two years' severance amount, based on a $200,000 salary rate, was earned in fiscal 1999 and he would no longer be entitled to regular severance and (g) if the restructuring/spin-offs under consideration of the Delta Apparel business and the Duck Head Apparel business do not occur, he will be elected as a member of Delta Woodside's Board of Directors.

     Douglas J. Stevens served as Vice President-International of Delta Woodside during fiscal 1999. By letter dated June 8, 1998, Mr. Stevens began to work half time at a $87,500 annual salary, plus $85 per hour in excess of half time. He was eligible to participate in a bonus plan to be developed, and at half his previous level in any grants of options under Delta Woodside's Stock Option Plan or awards under Delta Woodside's Incentive Stock Award Plan. The letter provided that, upon termination of his employment, Mr. Stevens would receive $150,000 severance if termination occurred at the end of the first year and $75,000 if severance occurred at the end of the second year (or a pro-rated amount if termination occurred in between). Upon termination, he could continue under Delta Woodside's insurance plan for one year, and then be covered under Delta Woodside's retiree insurance plan. Mr. Stevens retired in July 1999, and received the $150,000 severance amount set forth in the letter.

      Unless otherwise provided by agreement, each of the Named Executives is eligible to participate in Delta Woodside's severance plan for salaried employees. In the event a covered employee's employment terminates in specified circumstances, this plan provides that the employee will receive severance equal in amount to one week's base salary for each year of service credit, with a minimum of two weeks' base salary.

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

     The non-employee directors of Delta Woodside are eligible to participate in the Long Term Incentive Plan. Participants are selected by the Long Term Plan Committee, which includes those members of Delta Woodside's Compensation Committee who are "outside directors" (as that term is defined for purposes of Section 162(m) of the Internal Revenue Code or any successor provision). The Long Term Plan Committee has the discretion to grant awards under the plan that, based on a performance period of at least three years, translate into options for Delta Woodside's common stock. No grants were made under the Long Term Incentive Plan in fiscal 1999 to the non-employee directors.

     Until August 1999, Delta Woodside had in place a Directors' Charitable Giving Program covering each director of Delta Woodside. Under the program, after the death of a director, Delta Woodside would make an aggregate donation of $500,000, to be paid in 10 annual installments commencing no later than six months after the director's death, to one or more charitable organizations selected by such director. With respect to Max Lennon, E. Erwin Maddrey, II and Bettis C. Rainsford, the program was to be funded by life insurance policies owned and to be

----------------------

paid for by Delta Woodside on the lives of such directors. In August 1999, the program was terminated, and cash in the amount of the actuarial value of the future donation was donated by Delta Woodside to the charitable organization or organizations selected by each director. The amounts so donated to charitable organizations were selected as follows: $145,000 by Mr. Guy, $100,000 by Mr. Maddrey, $70,000 by Mr. Mickel and $62,000 by Mr. Rainsford.



COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

The following directors served on the Compensation Committee of Delta Woodside's Board of Directors during fiscal 1999: C.C. Guy, Dr. James F. Kane, Dr. Max Lennon and Buck A. Mickel.

     C. C. Guy served as Chairman of the Board of Old Delta Woodside or its predecessors from the founding of Old Delta Woodside's predecessors in 1984 until November 1989. Buck A. Mickel was a Vice President of Old Delta Woodside or its predecessors and the Company from the founding of Old Delta Woodside's predecessors until November 1989, Secretary of Old Delta Woodside and the Company from November 1986 to March 1987, and Assistant Secretary of Old Delta Woodside and the Company from March 1987 to November 1988.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
---------  ---------------------------------------------------------------------

     The following table sets forth certain information as of September 17, 1999, regarding the beneficial ownership of Delta Woodside's common stock by (i) persons beneficially owning in any case more than five percent of such common stock, (ii) the directors of Delta Woodside, (iii) the executive officers of Delta Woodside named in the Summary Compensation Table under Item 11, "Executive Compensation" and (iv) all current directors and executive officers of Delta Woodside as a group. The Company is a wholly-owned indirect subsidiary of Delta Woodside. Unless otherwise noted in the notes to the table, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares of common stock of Delta Woodside shown as beneficially owned by them.

                                            SHARES
                                         BENEFICIALLY
            BENEFICIAL OWNER                OWNED      PERCENTAGE
---------------------------------------  ------------  -----------
Reich & Tang Asset Management L. P. (1)     3,500,000        14.7%
600 Fifth Avenue
New York, New York  10020

Franklin Resources, Inc. (2)                2,320,000         9.7%
Franklin Advisory Services, Inc.
Charles B. Johnson
Rupert H. Johnson, Jr.
777 Mariners Island Boulevard
San Mateo, California  94404

Dimensional Fund Advisors Inc. (3)          1,369,420        5.75%
1299 Ocean Avenue, 11th Floor
Santa Monica, California  90401

E. Erwin Maddrey, II (4)                    3,273,892        13.7%
233 North Main Street
Hammond Square, Suite 200
Greenville, SC  29601

Bettis C. Rainsford (5)                     3,197,098        13.4%
108-1/2 Courthouse Square
Post Office Box 388
Edgefield, SC  29824

Buck A. Mickel (6) (7)                      1,571,161         6.6%
Post Office Box 6721
Greenville, SC  29606

Micco Corporation (7)                       1,240,634         5.2%
Post Office Box 795
Greenville, SC  29602

Minor H. Mickel(7) (8)                      1,565,238         6.5%
415 Crescent Avenue
Greenville, SC  29605


ITEM 12. (CONTINUED)
---------------------------------------

Minor M. Shaw (7) (9)                       1,520,099         6.4%
Post Office Box 795
Greenville, SC  29602

Charles C. Mickel (7) (10)                  1,496,944         6.3%
Post Office Box 6721
Greenville, SC  29606

C. C. Guy (11)                                 21,819         (16)
Jane H. Greer (12)                             59,368         (16)
Robert W. Humphreys (13)                       38,765         (16)
Douglas J. Stevens (14)                        41,701         (16)
All directors and executive officers
as a group (7 Persons) (15)                 8,164,879        34.3%
------------------------------------

     (1) This information is based on confirmation obtained on September 28, 1999 and on an amendment dated February 12, 1999 to Schedule 13G that was filed with the Securities and Exchange Commission by Reich & Tang Asset Management L.
P. ("Reich & Tang") with respect to Delta Woodside's common stock. In the amendment, Reich & Tang reported that, with respect to Delta Woodside's common stock, it had shared voting power and shared dispositive power with respect to all of the shares shown. The amendment reported that the shares of Delta Woodside's common stock were held on behalf of certain accounts for which Reich & Tang provides investment advice on a fully discretionary basis. The amendment reported that none of such accounts has an interest with respect to more than 5% of the outstanding shares of Delta Woodside's common stock.

     (2) This information is based on confirmation obtained on September 21, 1999 and on an amendment dated January 16, 1998 to Schedule 13G that was filed with the Securities and Exchange Commission by Franklin Resources, Inc. ("FRI") with respect to Delta Woodside's common stock. Telephone confirmation was given to Delta Woodside that the amendment was correct in all respects except that the number of shares beneficially owned as of September 17, 1999 had changed to 2,320,000. In the amendment, FRI reported that, with respect to Delta Woodside's common stock, the shares shown in the table above were beneficially owned by one or more investment companies or other managed accounts that are advised by one or more direct and indirect investment advisory subsidiaries of FRI. The amendment reported that the investment advisory subsidiary(ies) have investment and/or voting power over the securities owned by their investment advisory clients. Accordingly, such subsidiary(ies) may be deemed to be the beneficial owner of the shares shown in the table. The amendment reported that Charles B. Johnson and Rupert H. Johnson, Jr. (the "FRI Principal Shareholders") (each of whom has the same business address as FRI) each own in excess of 10% of the outstanding common stock and are the principal shareholders of FRI and may be deemed to be the beneficial owners of securities held by persons and entities advised by FRI subsidiaries. The amendment reported that one of the investment advisory subsidiaries, Franklin Advisory Services, Inc. (whose address is One Parker Plaza, Sixteenth Floor, Fort Lee, New Jersey 07024), has sole voting and dispositive power with respect to all of the shares shown. FRI, the FRI Principal Shareholders and the investment advisory subsidiaries disclaim any economic interest or beneficial ownership in the shares shown in the table above and are of the view that they are not acting as a "group" for purposes of the Securities Exchange Act of 1934, as amended.

     (3)  This  information  is based on an amendment dated February 12, 1999 to
Schedule 13G that was filed with the Securities and Exchange Commission by Dimensional Fund Advisors Inc. ("Dimensional") with respect to Delta Woodside's common stock. Dimensional reported that it had sole voting power and sole dispositive power with respect to all of the shares shown. The amendment reports that Dimensional furnishes investment advice to four investment companies and serves as investment manager to certain other investment vehicles, including commingled group trusts, that all of the shares of Delta Woodside's common stock were owned by such investment


ITEM  12.  (CONTINUED)
----------------------

companies or investment vehicles, that Dimensional disclaims beneficial ownership of such securities and that, to the knowledge of Dimensional, no such investment company or investment vehicle client owned more than 5% of the outstanding shares of Delta Woodside's common stock.

     (4) Mr. Maddrey is the President and Chief Executive Officer and a director of the Company. The number of shares shown as beneficially owned by Mr. Maddrey includes approximately 33,493 shares allocated to Mr. Maddrey's account in Delta Woodside's Employee Stock Purchase Plan, 431,470 shares held by the E. Erwin and Nancy B. Maddrey, II Foundation, a charitable trust, as to which shares Mr. Maddrey holds sole voting and investment power but disclaims beneficial ownership, and approximately 1,074 shares allocated to the account of Mr. Maddrey in Delta Woodside's Savings and Investment Plan (the "401(k) Plan"). Mr. Maddrey is fully vested in the shares allocated to his account in the 401(k) Plan. Included in the table are 10,000 unissued shares covered by incentive stock awards that may be exercisable within 60 days after September 17, 1999.

     (5) Mr. Rainsford is a director of the Company and until October 1, 1999 was the Executive Vice President, Treasurer and Chief Financial Officer of the Company. The number of shares shown as beneficially owned by Mr. Rainsford includes 47,945 shares held by The Edgefield County Foundation, a charitable trust, as to which shares Mr. Rainsford holds sole voting and investment power but disclaims beneficial ownership, and approximately 167 shares allocated to the account of Mr. Rainsford in the 401(k) Plan. Mr. Rainsford is fully vested in the shares allocated to his account in the 401(k) Plan. Included in the table are 8,000 unissued shares covered by incentive stock awards that may be exercisable within 60 days after September 17, 1999.

     (6) Buck A. Mickel is a director of the Company. The number of shares shown as beneficially owned by Buck A. Mickel includes 327,656 shares directly owned by him, all of the 1,240,634 shares owned by Micco Corporation, and 2,871 shares held by him as custodian for a minor. See Note (7).

     (7) Micco Corporation owns 1,240,634 shares of Delta Woodside's common stock. The shares of common stock of Micco Corporation are owned in equal parts by Minor H. Mickel, Buck A. Mickel (a director of the Company), Minor M. Shaw and Charles C. Mickel. Buck A. Mickel, Minor M. Shaw and Charles C. Mickel are the children of Minor H. Mickel. Minor H. Mickel, Buck A. Mickel, Minor M. Shaw and Charles C. Mickel are officers and directors of Micco Corporation. Each of Minor H. Mickel, Buck A. Mickel, Minor M. Shaw and Charles C. Mickel disclaims beneficial ownership of three quarters of the shares of Delta Woodside's common stock owned by Micco Corporation. Minor H. Mickel directly owns 116,854 shares of Delta Woodside's common stock and as personal representative of her husband's estate owns 207,750 shares of Delta Woodside's common stock. Buck A. Mickel, directly or as custodian for a minor, owns 330,527 shares of Delta Woodside's common stock. Charles C. Mickel, directly or as custodian for his children, owns 256,210 shares of Delta Woodside's common stock. Minor M. Shaw, directly or as custodian for her children, owns 264,978 shares of Delta Woodside's common stock. Minor M. Shaw's husband, through an individual retirement account and as custodian for their children, beneficially owns approximately 14,487 shares of Delta Woodside's common stock, as to which shares Minor M. Shaw may also be deemed a beneficial owner. Minor M. Shaw disclaims beneficial ownership with respect to these shares and with respect to the 2,748 shares of Delta Woodside's common stock held by her as custodian for her children. The spouse of Charles
C. Mickel owns 100 shares of Delta Woodside's common stock, as to which shares Charles C. Mickel may also be deemed a beneficial owner. Charles C. Mickel disclaims beneficial ownership with respect to these shares and with respect to the 3,510 shares of Delta Woodside's common stock held by him as custodian for his children. Buck A. Mickel disclaims beneficial ownership with respect to the 2,871 shares of Delta Woodside's common stock held by him as custodian for a minor.

     (8) The number of shares shown as beneficially owned by Minor H. Mickel includes 116,854 shares directly owned by her, 207,750 shares owned by her as personal representative of her husband's estate and all of the 1,240,634 shares owned by Micco Corporation. See Note (7).


ITEM  12.  (CONTINUED)
----------------------

     (9) The number of shares shown as beneficially owned by Minor M. Shaw includes 264,978 shares owned by her directly or as custodian for her children, approximately 14,487 shares beneficially owned by her husband through an individual retirement account or as custodian for their children, and all of the 1,240,634 shares owned by Micco Corporation. See Note (7).

     (10) The number of shares shown as beneficially owned by Charles C. Mickel includes 256,210 shares owned by him directly or as custodian for his children, 100 shares owned by his wife and all of the 1,240,634 shares owned by Micco Corporation. See Note (7).

     (11) C. C. Guy is a director of the Company. The number of shares shown as beneficially owned by C. C. Guy includes 18,968 shares owned by his wife, as to which shares Mr. Guy disclaims beneficial ownership.

     (12) Ms. Greer is Vice President and Secretary of the Company. The number of shares shown as beneficially owned by Ms. Greer includes approximately 1,214 shares allocated to her account in the 401(k) Plan. Ms. Greer is fully vested in the shares allocated to her account in the 401(k) Plan. Included in the table are 16,875 unissued shares covered by options that are exercisable within 60 days after September 17, 1999 and 6,000 shares covered by incentive stock awards that may be exercisable within 60 days after September 17, 1999. Excluded from the table are 5,625 unissued shares covered by options that are not exercisable within 60 days after September 17, 1999.

     (13) Mr. Humphreys is President of Delta Apparel Company, a division of a subsidiary of Delta Woodside, and Vice President-Finance and Assistant Secretary of the Company. The number of shares shown as beneficially owned by Mr. Humphreys includes approximately 1,138 shares allocated to his account in the 401(k) Plan. Mr. Humphreys is fully vested in the shares allocated to his account. Also included are approximately 1,752 shares allocated to Mr. Humphreys' account in Delta Woodside's Employee Stock Purchase Plan. Included in the table are 16,875 unissued shares covered by options that are exercisable within 60 days after September 17, 1999 and 6,000 shares covered by incentive stock awards that may be exercisable within 60 days after September 17, 1999. Excluded from the table are 5,625 unissued shares covered by options that are not exercisable within 60 days after September 17, 1999.

     (14) Mr. Stevens was Vice President-International of the Company until his retirement in July 1999. The number of shares shown as beneficially owned by Mr. Stevens includes approximately 19,576 shares held in an IRA account. The number of shares shown as beneficially owned by Mr. Stevens also includes 13,125 shares directly held by his wife as to which Mr. Stevens disclaims beneficial ownership. Included in the table are 6,000 shares covered by incentive stock awards that may be exercisable within 60 days after September 17, 1999.

     (15) Includes all shares deemed to be beneficially owned by any current director or executive officer. Includes 3,794 shares of Delta Woodside's common stock held for the executive officers on the September 17, 1999 record date for the Delta Woodside Annual Meeting by the 401(k) Plan. Each participant in the 401(k) Plan has the right to direct the manner in which the trustee of the Plan votes the shares held by the 401(k) Plan that are allocated to such participant's account. Except for shares as to which such a direction is made, the shares held by the 401(k) Plan will not be voted. The number of shares shown in the table includes an aggregate of 119,150 unissued shares subject to employee stock options or incentive stock awards held by executive officers that are or may be exercisable within 60 days or less, but excludes 60,625 unissued shares subject to employee stock options held by executive officers that are not exercisable within 60 days.

     (16)  Less  than  one  percent.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  PARTY  TRANSACTIONS
---------  ---------------------------------------------------------

     The Rainsford Yarn Plant of the Company sells yarn to the subsidiary of Delta Woodside that manufactures and sells apparel. During fiscal years 1997, 1998, and 1999 these sales of yarn aggregated $22,015,000, $17,687,000 and $29,560,000, respectively. The Company's Stevcoknit Fabric's operation (now discontinued) also sold knit fabric to such subsidiary of Delta Woodside during fiscal years 1997 and 1998. These sales aggregated $7,855,000, and $3,976,000, respectively. During these periods until the end of March 1997, all such yarn sales were at a price equal to cost plus $0.01 per pound. All such fabric sales, and all yarn sales made since March 1997, were and have been made at prices deemed by the Company and Delta Woodside to approximate market value. In connection with the foregoing pricing policies on yarn sales, through March 1997 the apparel manufacturing subsidiary of Delta Woodside also maintained with the Company's knitted fabrics division a non-interest bearing deposit which aggregated $11.2 million at June 29,1996. Effective May 7, 1997, Delta Woodside adopted a written policy statement governing the pricing of inter-company transactions. Among other things, such policy statement provides that all inter-company sales and purchases will be settled at market value and terms.

     Delta Woodside provides various services to the Company, including payroll, accounting, internal audit, employee benefits and services. These services have been charged on the basis of Delta Woodside's cost and allocated to the Company based on employee headcount, computer time, projected sales and other criteria. During fiscal years 1997, 1998, and 1999, Delta Woodside charged the Company $3,302,000, $2,838,000, and $2,753,000, respectively, for these services.
Effective August 1, 1997, the Company and Delta Woodside entered into a management services agreement that governs the use by the Company of and the method of charging the Company for the services to be provided by Delta Woodside to the Company on an ongoing basis. Such management services agreement provides, among other things, that the Company may request that Delta Woodside provide such executive, administrative, accounting and similar services as may be necessary and appropriate for the operation of the Company. The management services agreement further provides that Delta Woodside shall provide such services for a fee no greater than the lesser of: (a) the cost to the Company of obtaining such services from a unaffiliated third party in an arm's length transaction or (b) the Company's pro rata share of Delta Woodside's actual cost or expense incurred in connection with providing such services (including a reasonable allocation of overhead and other unallocated corporate cost) with such pro rata share to be determined reasonably and in good faith by Delta Woodside in accordance with the following formulas: in the case of benefits, administration and payroll cost and expenses based upon the average number of employees of the Company during the immediately preceding four full fiscal quarters for which internal statements are available (the "Statement Period") as compared to the average number of employees of the Delta Woodside Group during the Statement Period; in the case of computer services based upon the number of computer processing units attributable to the Company during the Statement Period as compared to the total number of computer processing units of the Delta Woodside Group during the Statement Period; in the case of purchasing cost and expenses based upon the number of purchase orders attributable to the Company during the Statement Period as compared to the total number of purchase orders of the Delta Woodside Group during the Statement Period; in the case of expenses related to cotton buying services based upon the number of cotton orders entered into by or on behalf of the Company for the Statement Period as compared to the total number of cotton orders of the Delta Woodside Group for the Statement Period; in the case of accounting, tax, and internal audit cost and expenses based upon the amount of the bill of Delta Woodside's external auditors for the Statement Period attributable to work related to the Company, as compared to the total bill of Delta Woodside's external auditors for the Statement Period; and in the case of cost and expenses for all other services based upon the total of Delta Woodside's revenues for the Statement Period as compared to revenues of the consolidated Delta Woodside Group for the Statement Period. The management services agreement further provides that letter of credit or surety bond issuer fees and expenses incurred in connection with workers compensation requirements will be borne by the Company in accordance with its pro rata share of applicable payroll expenses. Such management services agreement may be terminated at any time by any party thereto without liability, except that the Company shall pay for all services provided up to and including the date such agreement is terminated and all other amounts attributable to the period prior to such termination.

ITEM  13.  CONTINUED)
---------------------

     Effective as of August 1, 1997 the Company and Delta Woodside entered into an income tax sharing agreement. Such income tax sharing agreement provides that Delta Woodside will file consolidated federal, and may file consolidated state, local or foreign, income tax returns covering the Company and the other members of the Delta Woodside Group. Such income tax sharing agreement further provides that the Company will pay to Delta Woodside an amount on each tax due date equal to the lesser of (a) the Company's income tax liability had the Company filed a separate tax return for the affiliate group (the "Subsidiary Group") consisting of the Company and the Company's subsidiaries or (b) the Subsidiary Group's pro rata share of the Delta Woodside Group's aggregate income tax liability, calculating such pro rata share as if the members of the Delta Woodside Group had filed separate tax returns. However, any reduction in the amount payable by the Company resulting from net operating losses ("NOL") generated by another subsidiary of Delta Woodside shall be paid to Delta Woodside when such other subsidiary would have otherwise benefited from such NOL if it were filing separate tax returns. The income tax sharing agreement also provides that Delta Woodside will credit the Company for any net loss, tax credit or refund of the Subsidiary Group that reduces the tax liability of the Delta Woodside Group. During fiscal years 1998 and 1999 the Company made no payments to Delta Woodside pursuant to this agreement.

     For further information on transactions with affiliates by the Company, see Consolidated Statements of Cash Flows and Notes C and E to the Consolidated Financial Statements, which information is incorporated herein by reference.

                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON
---------  ------------------------------------------------------------
FORM  8-K
---------


          (a) (1) and (2)     Financial  Statements  and  Financial  Statement
                              ------------------------------------------------
                              Schedules
                              ---------

                The response to this portion of Item 14 is set forth on page F-2 included herein, which response is incorporated herein by reference.

          (3)   Listing  of  Exhibits:
                ----------------------

3.1         Restated and Amended Certificate of Incorporation of Delta Mills, Inc.: Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of the Company and Delta Mills
            Marketing, Inc., File No. 333-37617 (the "S-4").
3.2         Bylaws of Delta Mills, Inc.: Incorporated by reference to Exhibit 3.2 to the S-4.
4.1         See Exhibits 3.1 and 3.2.
4.2         Indenture, dated as of August 25, 1997, by and among the Company, Delta Mills Marketing, Inc.
            and The Bank of New York, as Trustee, with respect to the Company's Series A and Series B 9-
            5/8% Senior Notes due 2007, $150,000,000 in aggregate principal amount, together with forms of certain related instruments, agreements and documents:  Incorporated by reference to Exhibit 4.2.6 to the Current Report on Form 8-K/A of Delta Woodside Industries, Inc. with the date of
            September 25, 1997 (the "DWI 8-K/A").*
4.3.1       Credit Agreement dated as of August 25, 1997 among Delta Mills, Inc. as Borrower, certain subsidiaries of the Borrower from time to time party thereto, as guarantors, the several Lenders from time to time party thereto, NationsBank, N.A., as Administrative Agent, and BNY Financial
            Corporation, as Collateral Agent, together with forms of certain related instruments, agreements and documents (excluding schedules): Incorporated by reference to Exhibit 4.2.4 to the DWI 8-
            K/A.*  The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedules to such agreement upon request of the Commission.
4.3.2       First Amendment and Waiver Agreement dated as of May 11, 1998 respecting Credit Agreement dated as of August 25, 1997: Incorporated by reference to Exhibit 4.2.7 to the Form 10-Q of Delta
            Woodside Industries, Inc. for the quarter ended March 28, 1998.*
4.3.3       Second Amendment to Credit Agreement dated as of July 29, 1998 respecting Credit Agreement dated as of August 25, 1997: Incorporated by reference to Exhibit 4.2.4.2 to the Form 10-K of
            Delta Woodside Industries, Inc. for the year ended June 27, 1998.*
4.4         The Company hereby agrees to furnish to the Commission upon request of the Commission a copy of any instrument with respect to long-term debt not being registered in a principal amount less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis.
10.1        Lease dated September 1, 1998, by and between Hammond Square, Ltd. and Delta Woodside
            Industries, Inc.: Incorporated by reference to Exhibit 10.1 to Form 10-K of Delta Woodside
            Industries, Inc. for the fiscal year ended July 3, 1999 (the "DWI 1999 10-K").*
10.2**      Delta Woodside Industries, Inc. Deferred Compensation Plan for Key Managers, Amended and
            Restated effective January 1, 1998, as amended: Incorporated by reference to Exhibit 10.2 to the
            DWI 1999 10-K.*
10.3.1**    Delta Woodside Industries, Inc. Incentive Stock Award Plan effective July 1, 1990: Incorporated by reference to Exhibit 10.1 to the Form 10-Q of Delta Woodside Industries, Inc. for the fiscal quarter ended March 31, 1990.*

ITEM  14(CONTINUED)
-------------------

10.3.2**    1995 Amendment to the Incentive Stock Award Plan effective as of November 9, 1995:  Incorporated by reference to Exhibit 10.3.1 to the Form 10-Q of Delta Woodside Industries, Inc. for the quarterly period ended December 30, 1995 (the "DWI 12/95 10-Q").*
10.3.3**    1997 Amendment to the Incentive Stock Award Plan effective as of November 6, 1997:  Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Delta Woodside Industries,
            Inc. (File No. 333-45771).
10.4.1**    Delta Woodside Industries, Inc. Stock Option Plan effective as of July 1, 1990: Incorporated by reference to Exhibit 10.11 to the Form 10-K of Delta Woodside Industries, Inc. for the fiscal year ended June 30, 1990.*
10.4.2**    Amendment No. 1 to Stock Option Plan: Incorporated by reference to Exhibit 10.1 to the Form 10-Q of
            Delta Woodside Industries, Inc. for the quarterly period ended December 29, 1990 (the "DWI 12/90
            10-Q").*
10.4.3**    Amendment to Stock Option Plan: Incorporated by reference to Exhibit 10.9.2 to the Form 10-K of
            Delta Woodside Industries, Inc. for the fiscal year ended June 29, 1991 (the "DWI 1991 10-K").*
10.4.4**    1995 Amendment to Stock Option Plan effective as of November 9, 1995: Incorporated by reference to
            Exhibit 10.4.4 to the DWI 12/95 10-Q.*
10.4.5**    1997 Amendment to Stock Option Plan effective as of November 6, 1997: Incorporated by reference to
            Exhibit 99.1 to the Registration Statement on Form S-8 of Delta Woodside Industries, Inc. (File No.
            333-45767).
10.5        Stock Transfer Restrictions and Right of First Refusal Agreement between Delta Woodside Industries,
            Inc. and E. Erwin Maddrey, II: Incorporated by reference to Exhibit 10.2 to the DWI 12/90 10-Q.*
10.6        Stock Transfer Restrictions and Right of First Refusal Agreement between Delta Woodside Industries,
            Inc. and Bettis C. Rainsford: Incorporated by reference to Exhibit 10.3 to the DWI 12/90 10-Q.*
10.7.1**    Summary of Delta Woodside Industries, Inc. Director Charitable Giving Program: Incorporated by
            reference to Exhibit 10.11 to the Form 10-K of Delta Woodside Industries, Inc. for the fiscal year ended June 27, 1992 (the "DWI 1992 10-K").*
10.7.2**    Resolution to amend Director Charitable Giving Program dated February 2, 1995:  Incorporated by reference to Exhibit 10.7.1 to the Form 10-Q of Delta Woodside Industries, Inc. for the quarterly period ended March 31, 1995.*
10.8.1**    Directors Stock Acquisition Plan: Incorporated by reference to Exhibit 10.14 to the DWI 1991 10-K.*
10.8.2**    Amendment to Directors Stock Acquisition Plan, dated April 30, 1992: Incorporated by reference to
            Exhibit 10.12.2 to the DWI 1992 10-K.*
10.9**      Delta Woodside Industries, Inc. Long Term Incentive Plan: Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of the Company (File No. 333-37617).
10.10       Purchase Agreement Relating to $150 million in aggregate principal amount of the Company's 9-5/8%
            Senior Notes due 2007, dated August 20, 1997, by and among the Company, Delta Mills Marketing,
            Inc. and NationsBanc Capital Markets, Inc.: Incorporated by reference to Exhibit 1.1 of the S-4.
10.11       Registration Rights Agreement, dated as of August 25, 1997, by and among the Company, Delta Mills
            Marketing, Inc. and NationsBanc Capital Markets, Inc.:  Incorporated by reference to Exhibit 1.2 of the
            S-4.
10.12**     Letter dated December 14, 1998 to Robert W. Humphreys: Incorporated by reference to Exhibit 10.10 to the Form 10-Q/A of Delta Woodside Industries, Inc. for the quarterly period ended December 26,
            1998 (the "DWI 12/98 10-Q").*
10.12.1**   Letter dated April 22, 1999 to Robert W. Humphreys: Incorporated by reference to Exhibit 10.12.1 to the DWI 1999 10-K.*
10.13**     Letter dated December 14,1998 to Jane H. Greer: Incorporated by reference to Exhibit 10.11 to the
            DWI 12/98 10-Q.*
10.14**     Letter dated June 8, 1998 to Douglas J. Stevens: Incorporated by reference to Exhibit 10.14 to the DWI
            1999 10-K.*


ITEM  14(CONTINUED)
-------------------


10.15       See Exhibits 4.2, 4.3.1, 4.3.2 and 4.3.3.
21          Subsidiaries of the Company.
23          Report on Schedule by Independent Auditors'.
27          Financial Data Schedule.

*           All  reports  previously filed with the Commission by Delta Woodside Industries, Inc. pursuant to the Exchange
            Act  and  rules  and  regulations promulgated thereunder, exhibits of which are incorporated by reference into
            This Report,  were  filed  under  Commission  File  No.  1-10095.

**          This  is  a  management  contract  or  compensatory  plan  or  arrangement.


          (b)         Reports on Form 8-K
                      -------------------

                      The Company filed a Form 8-K with date of June 25, 1999. Items reported were:
                           Item 5. Other Events
                           Item 7. Financial statements and exhibits

          (c)         Exhibits
                      --------

                      The response to this portion of Item 14 is submitted as a separate section of this report.

          (d)         Financial Statement Schedules
                      -----------------------------

                      Not applicable

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     DELTA  MILLS,  INC.


          9/30/99                    /s/  E.  Erwin  Maddrey,  III
          -------                    -----------------------------------------
           Date                      E.  Erwin  Maddrey,  II
                                     President,  Chief  Executive  Officer
                                     and  Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.




/s/  C.  C.  Guy     9/30/99         /s/  E.  Erwin  Maddrey,  II      9/30/99
----------------     -------         -----------------------------------------
C.  C.  Guy                          E.  Erwin  Maddrey,  II     Date
Director                             President,  Chief  Executive  Officer
                                     and  Director





/s/  Buck  A.  Mickel     9/30/99    /s/  Bettis  C. Rainsford     9/30/99
---------------------     -------    -----------------------------------------
Buck  A.  Mickel                     Bettis  C.  Rainsford     Date
Director                             Director





                                     /s/  Robert  W.  Humphreys     9/30/99
                                     -----------------------------------------
                                     Robert  W.  Humphreys
                                     Vice  President-Finance  and
                                     Assistant  Secretary

                 EXHIBIT INDEX


21     Subsidiaries  of  the  Company.

23     Report  on  Schedule  by  Independent  Auditors'.

27     Financial Data Schedule.

                      ITEM 14 (a) (1) and (2), (c) and (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULES

                             YEAR ENDED JULY 3, 1999

                                DELTA MILLS, INC.

                           GREENVILLE, SOUTH CAROLINA

FORM  10-K--ITEM  14(a)(1)  AND  (2)

DELTA  MILLS,  INC.

LIST  OF  FINANCIAL  STATEMENTS  AND  FINANCIAL  STATEMENT  SCHEDULES


The following consolidated financial statements of Delta Mills, Inc. and for the Year ended July 3, 1999 are incorporated by reference in Item 8:

     Consolidated  balance  sheets-July  3,  1999  and  June  27,  1998.

     Consolidated statements of operations--Years ended July 3, 1999 and June 27, 1998, and June 28,1997.

     Consolidated statements of shareholder's equity-- Years ended July 3, 1999 and June 27, 1998, and June 28,1997.

     Consolidated statements of cash flows-- Years ended July 3, 1999 and June 27, 1998, and June 28,1997.

     Notes  to  consolidated  financial  statements.

The following consolidated financial statement schedule of Delta Mills, Inc. is included in Item 14(d):

     Schedule  II  --  Valuation  and  qualifying  accounts


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted. Columns omitted from schedules filed have been omitted because the information is not applicable.

                                        SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                                         DELTA MILLS, INC.


COL. A                                COL. B           COL. C                                COL. D          COL. E
----------------------------------  -----------  ------------------  -------------------  -------------  ---------------
                                                     ADDITIONS
                                                 ---------------------------------------
                                    Balance at
         DESCRIPTION                 Beginning          (1)                  (2)           Deductions    Balance at End
                                     of Period    Charged to Costs    Charged to Other      Describe        of Period
                                                    and Expenses      Accounts-Describe
----------------------------------  -----------  ------------------  -------------------  -------------  ---------------

Deducted from asset accounts
  Allowance for Doubtful Accounts:

Year ended July 3, 1999             $   246,000                      $         45,000(1)                 $       291,000
                                    ===========                      ===================                 ===============

Year ended June 27, 1998            $   128,000                      $        118,000(1)                 $       246,000
                                    ===========                      ===================                 ===============

Year ended June 28, 1997            $    99,000                      $         29,000(1)                 $       128,000
                                    ===========                      ===================                 ===============

Inventory reserves:

Year ended July 3, 1999             $ 3,452,000                                           $2,105,000(2)  $     1,347,000
                                    ===========                                           =============  ===============

Year ended June 27, 1998            $ 2,638,000  $         814,000                                       $     3,452,000
                                    ===========  =================                                       ===============

Year ended June 28, 1997            $ 5,322,000                                           $2,684,000(2)  $     2,638,000
                                    ===========                                           =============  ===============

NOTES:
(1)  Net  change  in  sales  allowances  charged  to  income  as  a  reduction  of  sales.
(2)  Deducted  from  costs  and  expenses.