Form 10-Q
period 1999-10-02
DELTA MILLS INC
filed 1999-11-16
CIK 1046860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  October  2,  1999
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  ____________  to  ____________

Commission  File  number  333-376-17

                                DELTA MILLS, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                13-2677657
               --------                            --------------
   (State or other jurisdiction of                 (I.R.S. Employer
    Incorporation or organization)                 Identification No.)

  233  North  Main  Street
  Hammond Square, Suite  200
  Greenville,  South  Carolina                                      29601
  ---------------------------------------                          ---------
 (Address of principal executive offices)                         (Zip Code)

                                  864\232-8301
                                  ------------
              (Registrant's telephone number, including area code)

                                (Not Applicable)
                                ----------------
    (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value-- 100 shares as of November 8, 1999.

THE  REGISTRANT  MEETS  THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a)
AND H(1)(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

DELTA  MILLS,  INC.

                                      INDEX

PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements  (Unaudited)

  Condensed  consolidated  balance  sheets--
  October  2,  1999  and  July  3,  1999                                    3-4

  Condensed  consolidated  statements  of  operations--
  Three  months  ended  October  2,  1999  and
  September  26,  1998                                                        5

  Condensed  consolidated  statements  of  cash
  flows-Three  months  ended  October  2,  1999
  and  September  26,  1998                                                   6

  Notes  to  condensed  consolidated  financial
  statements-October  2,  1999                                              7-8

Item  2.  Management's  Discussion  and  Analysis  of
          Financial  Condition  and  Results  of  Operations               9-10

Part II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings                                                 11

Item  5.  Other  Information                                                 11

Item  6.  Exhibits  and  Reports  on  Form  8-K                              11

SIGNATURES                                                                   12

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

DELTA  MILLS,  INC.

CONDENSED CONSOLIDATED BALANCE SHEETS                                   October 2,   July 3,
                                                                           1999        1999
                                                                        -----------  --------
                                                                         (Unaudited)

                                                                             (In thousands)
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                                             $    22,821  $  9,903
  Accounts receivable:
    Factor and other                                                         57,194    69,881
    Affiliates                                                                5,522    12,994
                                                                        -----------  --------
                                                                             62,716    82,875
Less allowances for doubtful accounts and returns                               143       291
                                                                        -----------  --------
                                                                             62,573    82,584

Inventories:
  Finished goods                                                              9,581     9,122
  Work in process                                                            28,382    29,201
  Raw materials and supplies                                                  7,937     7,144
                                                                        -----------  --------
                                                                             45,900    45,467

Current assets of discontinued operations                                       692       780
Deferred income taxes                                                         2,509     2,482
                                                                        -----------  --------
                                    TOTAL CURRENT ASSETS                    134,495   141,216

PROPERTY, PLANT AND EQUIPMENT
  Cost                                                                      200,911   200,723
  Accumulated depreciation                                                   89,177    85,743
                                                                        -----------  --------
                                                                            111,734   114,980

DEFERRED LOAN COSTS AND OTHER ASSETS                                          4,582     4,755
                                                                        -----------  --------
                                           TOTAL ASSETS                 $   250,811  $260,951
                                                                        ===========  ========

DELTA  MILLS,  INC

CONDENSED  CONSOLIDATED  BALANCE  SHEETS-Continued

                                                                 October 2,    July 3,
                                                                    1999        1999
                                                                ------------  ---------
                                                                 (Unaudited)

                                                                     (In thousands)
LIABILITIES

CURRENT LIABILITIES
  Trade accounts payable                                        $    11,710   $ 15,887
  Payable to affiliates                                               1,520        571
  Accrued employee compensation                                       1,876      4,014
  Accrued and sundry liabilities                                     14,421     18,381
  Accrued restructuring charges                                         700        750
                                                                ------------  ---------
                TOTAL CURRENT LIABILITIES                            30,227     39,603

LONG-TERM DEBT                                                      150,000    150,000
DEFERRED INCOME TAXES                                                15,547     15,547
OTHER LIABILITIES AND DEFERRED CREDITS                                6,326      6,040


SHAREHOLDERS' EQUITY
  Common Stock, par value $.01--authorized                                0          0
    3,000 shares, issued and outstanding 100 shares
  Additional paid-in capital                                         51,792     51,792
  Retained earnings (deficit)                                        (3,081)    (2,031)
                                                                ------------  ---------
TOTAL SHAREHOLDERS' EQUITY                                           48,711     49,761
                                                                ------------  ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $   250,811   $260,951
                                                                ============  =========

DELTA  MILLS,  INC.

CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)

                                                                       Three Months Ended
                                                               --------------------------------
                                                                 October 2,      September 26,
                                                                    1999             1998
                                                               ---------------  ---------------
                                                                        (In thousands)
Net sales to non-affiliated parties                            $       58,008   $       83,702
Net sale to affiliated parties                                          7,310            8,715
                                                               ---------------  ---------------
Net sales                                                              65,318           92,417
Cost of goods sold                                                     59,501           75,229
                                                               ---------------  ---------------
Gross profit on sales                                                   5,817           17,188
Selling, general and administrative                                     3,409            3,948
Other (income)                                                            (33)             (25)
                                                               ---------------  ---------------
                     OPERATING PROFIT                                   2,441           13,265

Interest expense (income):
  Interest expense                                                      4,313            4,514
  Interest (income)                                                      (145)             (25)
                                                               ---------------  ---------------
                                                                        4,168            4,489

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES           (1,727)           8,776
Income tax expense (benefit)                                             (677)           3,379
                                                               ---------------  ---------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                               (1,050)           5,397

Gain on disposal of discontinued operations
  less applicable income taxes                                              0            2,632
                                                               ---------------  ---------------

NET INCOME (LOSS)                                              $       (1,050)  $        8,029
                                                               ===============  ===============

DELTA  MILLS,  INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       Three Months Ended
                                                  -----------------------------
                                                   October 2,    September 26,
                                                      1999           1998
                                                  ------------  ---------------
                                                         (In Thousands)
OPERATING ACTIVITIES
Net Income (loss)                                 $    (1,050)  $        8,029

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Discontinued operations                                 0           10,903
    Depreciation                                        3,434            3,432
    Amortization                                          173              (65)
    Other                                                 138            3,754
    Changes in operating assets and liabilities        11,800          (20,060)
                                                  ------------  ---------------

NET CASH PROVIDED BY OPERATING ACTIVITIES              14,495            5,993

INVESTING ACTIVITIES
  Property, plant and equipment:
  Purchases                                            (1,577)          (3,153)
  Proceeds of dispositions                                  0              566
Investing activities of discontinued operations             0              (44)
Other                                                       0               87
                                                  ------------  ---------------
NET CASH PROVIDED (USED) BY
                        INVESTING ACTIVITIES           (1,577)          (2,544)

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit                   0           57,365
  Repayments on revolving lines of credit                   0          (59,000)
                                                  ------------  ---------------

NET CASH PROVIDED (USED)
 BY FINANCING ACTIVITIES
                                                            0           (1,635)
                                                  ------------  ---------------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                     12,918            1,814

Cash and cash equivalents at beginning of year          9,903              544
                                                  ------------  ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $    22,821   $        2,358
                                                  ============  ===============

DELTA  MILLS,  INC.
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

October  2,  1999

NOTE  A--BASIS  OF  PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Delta Mills, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended October 2, 1999 are not necessarily indicative of the results that may be expected for the year ending July 1, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 3, 1999.

NOTE  B--DISCONTINUED  OPERATIONS

On  March 3, 1998, the Company made the decision to close its Stevcoknit Fabrics
division.   Accordingly,  results  of  that  segment  have  been  reported  as discontinued operations. During the first quarter of fiscal year 1999, the Company reduced the estimate of the cost to close the business and recognized a credit of $2.6 million in discontinued operations, net of income taxes of $1.8 million.

The assets of discontinued business at October 2, 1999 and July 3, 1999, are as follows:

                                       October 2,   July 3,
(In thousands)                                1999      1999
                                       -----------  --------
Accounts Receivable (net of reserves)  $       675  $    763
 Other current assets                           17        17
                                       -----------  --------
      Total current assets             $       692  $    780
                                       ===========  ========

Summarized results of operations for discontinued business are as follows: (In thousands)

                                       Three  Months  Ended
                                    ---------------------------
                                    October 2,   September 26,
                                       1999           1998
                                    -----------  --------------
Net Sales                           $         0  $        2,000
Cost and expenses                             0           2,000
                                    -----------  --------------
Total from discontinued operations  $         0  $            0
                                    ===========  ==============

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

Summarized financial information for the Guarantor is as follows (in thousands):


                          October 2,    July 3,
                             1999        1999
                         ------------  ---------

Current assets           $       194   $    194
Noncurrent assets                100         71
Current liabilities              499        560
Noncurrent liabilities         1,079        980
Stockholder's (deficit)       (1,284)    (1,275)

Summarized results of operations for the Guarantor are as follows (in thousands):

                                            Three  Months  Ended
                                       -----------------------------
                                        October 2,    September 26,
                                           1999           1998
                                       ------------  ---------------
Net sales - intercompany commissions   $       944   $        1,377
Costs and expenses                           1,043            1,327
Income from continuing operations               (9)             184
Net profit (loss)                               (9)             (83)


NOTE  D--LONG-TERM  DEBT,  CREDIT  ARRANGEMENTS,  AND  NOTES  PAYABLE

At each of July 3, 1999 and October 2, 1999, no amounts were outstanding under the Company's bank credit facility. The Company's first fiscal 2000 quarter operating results have caused the Company not to be in compliance at the end of that quarter with the credit facility's covenants respecting minimum interest coverage ratio, maximum leverage ratio and minimum consolidated tangible net worth. The same covenants are contained in, and therefore a default also exists under, operating leases of the Company with an aggregatte outstanding lease balance f\of approximately $5.5 million. The company intends to negotiate with its bank lenders amendments of the applicable covenants (which will correspondingly amend the operating lease covenants) together with a reduction in borrowing availability under the bank credit facility to a level more consistent with the Company's needs and plans. The Company believes that it will be able to enter into such an amendment agreement on terms satisfactory to it. Accordingly, the Company does not believe that these credit facility or operating lease covenant defaults will have a material adverse effect on the Company.

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

     The forward-looking statements in this Quarterly Report are based on the Company's expectations and are subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. These risks and uncertainties include, among others, changes in the retail demand for apparel products, the cost of raw materials, competitive conditions in the apparel and textile industries, the relative strength of the United States dollar as against other currencies, changes in United States trade regulations and the discovery of unknown conditions (such as with respect to environmental matters, Year 2000 readiness and similar items). The Company does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.

The Company manufactures and sells finished woven fabrics to non-affiliated parties and manufactures and sells yarn, primarily to Delta Apparel, a division of Duck Head Apparel Company, Inc., which is owned by the Company's parent company, Delta Woodside Industries, Inc.

Net sales to non-affiliated parties for the first quarter of fiscal year 2000 were $58.0 million as compared to $83.7 million in the same quarter of the prior fiscal year, a decrease of 31%. Sales decreases were in both cotton and synthetic fabric volume with the principal decline in synthetic fabric unit sales. The change in synthetic fabric sales is related to weak market demand as a result of increased import pressure. The Company is in the process of downsizing this portion of the business in order to match capacity to current market demand. To a lesser extent, market demand for cotton twill fabric has also declined. Management believes this decline in cotton twills, the Company's core product, is the result of garment manufacturers and the related sector moving through a backlog of inventory that has resulted in a slow down of replenishment orders to the fabric supplier.

Net sales to affiliated parties for the first quarter of fiscal year 2000 were $7.3 million as compared to $8.7 million in the same quarter of the prior fiscal year. The decrease was due to a change in the market price for yarn in accordance with the transfer price agreement between the affiliates. The Company believes that the affiliate will continue to purchase yarn throughout the second quarter of fiscal year 2000 at approximately the same level as during the first fiscal quarter.

Gross profit as a percent of sales was 8.9% for the first quarter of fiscal year 2000 compared to 18.6% in the prior year quarter. This 9.7 point decline was primarily due to the sales volume declines and related manufacturing efficiency losses. Also contributing to this decline in gross profit were losses incurred in the first quarter of fiscal year 2000 as downsizing of the synthetic fabric facilities continued in order to match capacity with reduced demand. In addition, the prior year quarter included an approximately $1.4 million gain from the USDA cotton rebate program that was not in effect during the first quarter of the current year.

Selling, general and administrative cost were $3.4 million and 5.2% of sales compared to $3.9 million and 4.3% of sales in the prior year quarter.

The Company reported a net loss from continuing operations of $1.1 million for the first quarter of fiscal year 2000 as compared to income from continuing operations of $5.4 million in the prior year quarter. The net loss for the current quarter was $1.1 million compared to net income of $8.0 for the prior year quarter. Net income for the prior year quarter included a gain of $2.6 million from discontinued operations.

The Company's order backlog at October 2, 1999 was $59.2 million, down from the $93.2 million order backlog at September 26, 1998. The decline was spread throughout all product lines.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Inventory for the quarter ended October 2, 1999 was contained at $45.9 million in line with reduced sales volume. This compares with inventory of $45.5 at July 3, 1999 and $58.6 million at September 26, 1998.

The Company has a variety of computers and systems that are subject to Year 2000 issues. The Year 2000 problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail, or cause erroneous results. The Company has considered the impact of Year 2000 issues on the Company's computer information systems and other equipment that use embedded technology such as micro-controllers, and has developed a remediation plan. The Company's Year 2000 plan includes 1) Identifying year 2000 issues, 2) Assessment and prioritization of issues, 3) Remediation, and 4) Testing for Year 2000 compliance. Because the Company has a wide variety of systems and equipment at various locations affected by the Year 2000 issue, various aspects of the Company's Year 2000 efforts are at different stages of progress. Most of the work now being done involves testing of Year 2000 solutions, tracking key vendor compliance, and testing contingency plans. As a part of its plan to achieve Year 2000 compliance, the Company decided to accelerate the schedule for implementation of certain data collection systems. The cost of these systems, which should be in place prior to the end of 1999, is approximately $1.2 million. In addition, the Company spent approximately $21,000 on software improvements and remediation work in fiscal year 1998, $216,000 in fiscal year 1999, and $81,000 in the first quarter of fiscal year 2000. The Company expects to spend an additional $131,000 in the second quarter of fiscal year 2000. No further significant spending is anticipated for remediation and software improvements. Most key vendors and customers have documented assurance of current or planned readiness for the year 2000. The most likely worst-case scenario is that certain non-critical business systems might fail. The Company has developed contingency plans for all systems that had not been remediated as of October 2, 1999. Contingency plans include the option to disable certain systems or to use alternate methods of providing the same or similar service. The Company does not believe that these non-critical systems will have a material adverse impact on the Company's ability to generate revenue. In the event that the Company is unable to implement all or a part of its Year 2000 plan, then some of the Company's computer systems could fail. Any liability or lost revenue associated with systems failure cannot be reasonably estimated at this time.

At each of July 3, 1999 and October 2, 1999, no amounts were outstanding under the Company's bank credit facility. The Company's first fiscal 2000 quarter operating results have caused the Company not to be in compliance at the end of that quarter with the credit facility's covenants respecting minimum interest coverage ratio, maximum leverage ratio and minimum consolidated tangible net worth. The same covenants are contained in, and therefore a default also exists under, operating leases of the Company with an aggregate outstanding lease balance of approximately $5.5 million. The Company intends to negotiate with its bank lenders amendments of the applicable covenants (which will correspondingly amend the operating lease covenants) together with a reduction in borrowing availability under the bank credit facility to a level more consistent with the Company's needs and plans. The Company believes that it will be able to enter into such an amendment agreement on terms satisfactory to it. Accordingly, the Company does not believe that these credit facility or operating lease covenant defaults will have a material adverse effect on the Company.

The Company believes that cash flow generated by its operations and funds available under its current credit facilities will be sufficient to service its debt, to satisfy its day-to-day working capital requirements, and to fund its planned capital expenditures.

Item  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. A 10% decline in market price of the Company's fixed price contracts would have a negative impact of approximately $3.9 million on the value of the contracts.

PART  II.  OTHER  INFORMATION

Item  1.       Legal  Proceedings*
Item  5        Other  Information*
Item  6.       Exhibits  and  Reports  on  Form  8-K

              (a)    Exhibits  required  by  Item  601  of  Regulation  S-K
               None

              (b) The Company filed Form 8-K with date of August 26, 1999. Items reported were:

                   Item  5.  Other  Events
                   Item  7.  Financial  Statements  and  Exhibits

*Items  1  and  5  are  not  applicable

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Delta  Mills,  Inc.
                                        -------------------
                                        (Registrant)




Date  November 16, 1999                 /s/  David  R.  Palmer
      ----------------                  ----------------------
                                         David R. Palmer
                                         Controller
                                        (Authorized signatory and
                                         chief accounting  officer)