Form 10-Q
period 2000-01-01
DELTA MILLS INC
filed 2000-02-15
CIK 1046860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  January  1,  2000
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  ____________  to  ____________

Commission  File  number  333-376-17

                               DELTA MILLS, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  13-2677657
      -----------------------------                --------------------
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

                                (Not Applicable)
     -----------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par
Value--100  shares  as  of  February  15,  2000.

THE  REGISTRANT  MEETS  THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a)
AND H(1)(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

DELTA  MILLS,  INC.


                                      INDEX


PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements  (Unaudited)

  Condensed  consolidated  balance  sheets--
  January  1,  2000  and  July  3,  1999                                  3-4

  Condensed  consolidated  statements  of  operations--
  Three months and six months ended January 1, 2000 and
  December 26, 1998                                                         5

  Condensed  consolidated  statements  of  cash
  flows-Six  months  ended  January  1,  2000
  and  December  26,  1998                                                  6

  Notes  to  condensed  consolidated  financial
  statements-January  1,  2000                                            7-9

Item  2.    Management's  Discussion  and  Analysis  of
            Financial Condition and Results of Operations               10-11

Item  3.    Quantitative and Qualitative Disclosures About Risk            12


Part  II.   OTHER  INFORMATION


Item  1.    Legal  Proceedings                                             12

Item  5.    Other  Information                                             12

Item  6.    Exhibits  and  Reports  on  Form  8-K                          12

SIGNATURES                                                                 13

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

DELTA  MILLS,  INC.

CONDENSED CONSOLIDATED BALANCE SHEETS                                    January 1,   July 3,
                                                                            2000       1999
                                                                       ------------  --------
                                                                        (Unaudited)
                                                                            (In thousands)
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                                            $     32,337  $  9,903
  Accounts receivable:
    Factor and other                                                         53,561    69,881
    Affiliates                                                                3,232    12,994
                                                                       ------------  --------
                                                                             56,793    82,875
Less allowances for doubtful accounts and returns                               270       291
                                                                       ------------  --------
                                                                             56,523    82,584

Inventories:
  Finished goods                                                             10,782     9,122
  Work in process                                                            27,295    29,201
  Raw materials and supplies                                                  7,794     7,144
                                                                       ------------  --------
                                                                             45,871    45,467

Current assets of discontinued operations                                       642       780
Deferred income taxes                                                         2,527     2,482
                                                                       ------------  --------
                                    TOTAL CURRENT ASSETS                    137,900   141,216

PROPERTY, PLANT AND EQUIPMENT
  Cost                                                                      201,220   200,723
  Accumulated depreciation                                                   92,633    85,743
                                                                       ------------  --------
                                                                            108,587   114,980

                    DEFERRED LOAN COSTS AND OTHER ASSETS                      4,409     4,755
                                                                       ------------  --------
                                            TOTAL ASSETS               $    250,896  $260,951
                                                                       ============  ========

DELTA  MILLS,  INC

CONDENSED  CONSOLIDATED  BALANCE  SHEETS-Continued

                                                                  January 1,   July 3,
                                                                     2000       1999
                                                                ------------  ---------
                                                                 (Unaudited)
                                                                      (In thousands)
LIABILITIES

CURRENT LIABILITIES
  Trade accounts payable                                        $    11,428   $ 15,887
  Payable to affiliates                                               2,376        571
  Accrued employee compensation                                       1,539      4,014
  Accrued and sundry liabilities                                     14,815     18,381
  Accrued restructuring charges                                         670        750
                                                                ------------  ---------
                 TOTAL CURRENT LIABILITIES                           30,828     39,603

LONG-TERM DEBT                                                      150,000    150,000
DEFERRED INCOME TAXES                                                15,547     15,547
OTHER LIABILITIES AND DEFERRED CREDITS                                6,563      6,040


SHAREHOLDERS' EQUITY
  Common Stock, par value $.01--authorized                                0          0
    3,000 shares, issued and outstanding 100 shares
  Additional paid-in capital                                         51,792     51,792
  Retained earnings (deficit)                                        (3,834)    (2,031)
                                                                ------------  ---------
TOTAL SHAREHOLDERS' EQUITY                                           47,958     49,761
                                                                ------------  ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $   250,896   $260,951
                                                                ============  =========

DELTA  MILLS,  INC.

CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)


                                                   Three Months Ended             Six Months Ended
                                              ----------------------------  ----------------------------
                                               January 1,    December 26,    January 1,    December 26,
                                                  2000           1998           2000           1998
                                              ------------  --------------  ------------  --------------
                                                    (In Thousands)                 (In thousands)
Net sales to non-affiliated parties           $    58,144   $      79,134   $   116,152   $     162,835
Net sale to affiliated parties                      8,297           7,804        15,607          16,520
                                              ------------  --------------  ------------  --------------
Net sales                                          66,441          86,938       131,759         179,355
Cost of goods sold                                 60,233          71,156       119,734         146,385
                                              ------------  --------------  ------------  --------------
Gross profit on sales                               6,208          15,782        12,025          32,970
Selling, general and administrative                 3,661           4,403         7,070           8,351
Other (income)                                        (58)             22           (92)             (3)
                                              ------------  --------------  ------------  --------------
                     OPERATING PROFIT               2,605          11,357         5,047          24,622

Interest expense (income):
  Interest expense                                  4,288           4,489         8,601           9,003
  Interest (income)                                  (304)            (42)         (448)            (67)
                                              ------------  --------------  ------------  --------------
                                                    3,984           4,447         8,153           8,936

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES                     (1,379)          6,910        (3,106)         15,686
Income tax expense (benefit)                         (626)          2,724        (1,303)          6,103
                                              ------------  --------------  ------------  --------------

INCOME (LOSS) FROM CONTINUING
OPERATIONS                                           (753)          4,186        (1,803)          9,583

Gain on disposal of discontinued operations
  less applicable income taxes                          0               0             0           2,632
                                              ------------  --------------  ------------  --------------

NET INCOME (LOSS)                             $      (753)  $       4,186   $    (1,803)  $      12,215
                                              ============  ==============  ============  ==============

DELTA  MILLS,  INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          Six Months Ended
                                                     ----------------------------
                                                      January 1,    December 26,
                                                         2000           1998
                                                     ------------  --------------
                                                            (In Thousands)
OPERATING ACTIVITIES
Net Income (loss)                                    $    (1,803)  $      12,215

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Discontinued operations                                    0          14,025
    Depreciation                                           6,950           6,991
    Amortization                                             346             346
    Other                                                    490           9,257
    Changes in operating assets and liabilities           18,747         (15,175)
                                                     ------------  --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                 24,730          27,659

INVESTING ACTIVITIES
   Property, plant and equipment:
   Purchases                                              (2,308)         (4,419)
   Proceeds of dispositions                                   12           1,034
   Investing activities of discontinued operations             0              59
   Other                                                       0              87
                                                     ------------  --------------
NET CASH PROVIDED (USED) BY
                        INVESTING ACTIVITIES              (2,296)         (3,239)

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit                      0          74,365
  Repayments on revolving lines of credit                                (96,000)
  Other                                                        0            (235)
                                                     ------------  --------------

NET CASH PROVIDED (USED)
 BY FINANCING ACTIVITIES                                       0         (21,870)
                                                     ------------  --------------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                        24,434           2,550

Cash and cash equivalents at beginning of year             9,903             544
                                                     ------------  --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    32,337   $       3,094
                                                     ============  ==============

DELTA  MILLS,  INC.
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

January  1,  2000

NOTE  A--BASIS  OF  PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Delta Mills, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of only normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 1, 2000 are not necessarily indicative of the results that may be expected for the year ending July 1, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 3, 1999.

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

The assets of discontinued business at January 1, 2000 and July 3, 1999, are as follows:

                                       January 1,   July 3,
(In thousands)                            2000       1999
                                       ----------  --------
Accounts Receivable (net of reserves)  $      625  $    763
 Other current assets                          17        17
                                       ----------  --------
      Total current assets             $      642  $    780
                                       ==========  ========


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

NOTE  C--SUMMARIZED  FINANCIAL  INFORMATION  OF  SUBSIDIARY  -  CONTINUED

Summarized financial information for the Guarantor is as follows (in thousands):

                          January 1,     July 3,
                             2000          1999
                         ------------  ----------
Current assets           $       219   $    194
Noncurrent assets                 92         71
Current liabilities              457        560
Noncurrent liabilities         1,195        980
Stockholder's (deficit)       (1,341)    (1,275)

Summarized results of operations for the Guarantor are as follows
(in thousands):

                                            Six  Months  Ended
                                       ----------------------------
                                        January 1,    December 26,
                                           2000           1998
                                       ------------  --------------
Net sales - intercompany commissions   $     1,903   $       2,692
Costs and expenses                           2,020           2,296
Income from continuing operations             (117)            251
Net profit (loss)                              (66)           (444)


NOTE  D--LONG-TERM  DEBT,  CREDIT  ARRANGEMENTS,  AND  NOTES  PAYABLE

At each of July 3, 1999, October 2, 1999, and January 1, 2000, no amounts were outstanding under the Company's bank credit facility. The Company's first and second fiscal 2000 quarter operating results have caused the Company not to be in compliance at the end of those quarters with the credit facility's covenants respecting minimum interest coverage ratio, maximum leverage ratio and minimum consolidated tangible net worth. The same covenants are contained in, and therefore a default also exist under, operating leases of the Company with an aggregate outstanding lease balance of approximately $5.5 million.

In February 2000, the Company acquired for $15,619,744 a portion of its 9 5/8% Senior Notes. The aggregate principal face amount of the acquired Senior Notes was $20,260,000. This transaction was an event of default under the Company's bank credit facility with respect to repayment of indebtedness while in default (see the preceding paragraph). The Company's intent is to replace the existing bank credit facility with a new credit facility that provides for a lower level of borrowing availability that is more consistent with the Company's needs and plans. The Company has largely negotiated the terms of a new facility and believes it will be able to enter into the new agreement on terms satisfactory to the Company before the end of the third fiscal quarter. The financial covenants in the new credit facility will automatically replace the current financial covenants incorporated into the operating leases. Accordingly, the Company does not believe that these credit facility or operating lease covenant defaults will have a material adverse effect on the Company.

The Company believes that cash flow generated by its operations will be sufficient to service its debt, to satisfy its day to day working capital requirements and to fund its planned capital expenditures.

NOTE  E--COMMITMENTS  AND  CONTINGENCIES

On January 10, 2000, the North Carolina Department of Environment and Natural Resources requested that Delta Mills, Inc. accept responsibility for investigating the discharge of hazardous substances at an inactive hazardous waste site known as the Glen Raven Mills Site, Kings Mountain, North Carolina (the "Site"). A predecessor by merger of Delta Mills, Inc., Park Yarn Mills Company, Inc. ("Park Yarn"), owned the Site for approximately six (6) years, from approximately 1977 to 1983 (prior to the time Delta Mills, Inc. became a subsidiary of Delta Woodside Industries, Inc.). Delta Mills, Inc. is aware of no evidence that Park Yarn discharged or deposited any hazardous substance at the Site or is otherwise a "responsible party" for the Site. Further, Park Yarn filed bankruptcy and was discharged in 1983. Although no assurance can be provided, any liability of Park Yarn for the Site may have been discharged by the bankruptcy order. Accordingly, Delta Mills, Inc. has denied any responsibility at the Site, has declined to undertake any activities concerning the Site, and has not provided for any reserves for costs or liabilities attributable to Park Yarn.

On January 13, 2000, Marion Mills, LLC, a supplier to the Company, brought an action against the Company in North Carolina Superior Court in McDowell County, North Carolina. The plaintiff seeks actual damages in excess of $1.8 million and consequential and incidental damages in excess of $7.4 million. The actual damages claim is based on an alleged failure by the Company to pay in excess of $1.8 million of invoice amounts. The consequential and incidental damages claim is based on the allegation that the Company's failure to pay caused Marion Mills, LLC to shut down its business. The Company's position is that it paid some of the invoices claimed to be unpaid and did not pay the other invoices because of defects in the goods supplied by the plaintiff (which were returned per the plaintiff's authorization). The Company, therefore, denies and is vigorously contesting the claims.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains certain "forward-looking statements". All statements, other than statements of historical fact, that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such matters as future revenues, future costs, future capital expenditures, business strategy, competitive strengths, competitive weaknesses, goals, plans, references to future success or difficulties and other similar information are forward-looking statements. The words "estimate", "project", "anticipate", "expect", "intend", "believes" and similar expressions, and discussions of strategy and intentions, are intended to identify forward-looking statements.

     The forward-looking statements in this Quarterly Report are based on the Company's expectations and are necessarily dependent upon assumptions, estimates and data that the Company believes are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. These risks and uncertainties include, among others, changes in the retail demand for apparel products, the cost of raw materials, competitive conditions in the apparel and textile industries, the relative strength of the United States dollar as against other currencies, changes in United States trade regulations and the discovery of unknown conditions (such as with respect to environmental matters and similar items). Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

     The Company does not undertake to publicly update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.

The Company manufactures and sells finished woven fabrics to non-affiliated parties and manufactures and sells yarn, primarily to Delta Apparel, a division of Duck Head Apparel Company, Inc., which is owned by the Company's parent company, Delta Woodside Industries, Inc.

Net sales to non-affiliated parties for the second quarter of fiscal year 2000 were $58.1 million as compared to $79.1 million in the same quarter of the prior fiscal year, a decrease of 26.5%. For the six months ended January 1, 2000, net sales to non-affiliated parties were $116.1 million as compared to $162.8 million for the same period of fiscal 1999, a decrease of 28.7%. Sales declines were in both cotton and synthetic product categories and were primarily attributable to lower unit sales. The synthetic product sales decline was a result of changing market demand due to increased import pressure. In order to match capacity to current market demand, the Company has downsized this portion of the business. To a lesser extent, market demand for cotton twill fabric has also declined. Management believes this decline in cotton twills, the Company's core product, is in part the result of garment manufacturers moving through a backlog of inventory that has resulted in a slow down of replenishment orders to the fabric supplier.

Net sales to affiliated parties for the second quarter of fiscal year 2000 were $8.3 million as compared to $7.8 million in the same quarter of the prior fiscal year. Affiliated party sales were $15.6 million for the six months ended January 1, 2000 versus $16.5 million for the same six-month period of fiscal 1999. The increase was due to an increased demand at the affiliate. The Company believes that the affiliate will continue to purchase yarn throughout the third quarter of fiscal year 2000 or until the Rainsford yarn facility is sold to Delta Apparel Inc. This sale of the Rainsford facility is expected to occur in connection with the Delta Apparel distribution described in the Form 10 of Delta Apparel, Inc (file no. 1-15583) and the Delta Woodside Form 8-K (file no. 1-10095) filed with the Securities and Exchange Commission on December 29, 1999 and December 30, 1999,respectively. Management anticipates the Delta Apparel distribution to take place in April of 2000.

Gross profit as a percent of sales was 9.3% for the second quarter of fiscal year 2000 compared to 18.2% in the prior year quarter. Gross profit as a percentage of sales was 9.1% for the six months ended January 1, 2000 as compared to 18.4% for the same period of fiscal 1999. These declines were primarily due to these three factors: 1) A decline in sales volume and related manufacturing efficiency losses, 2) the absence of the USDA cotton rebate program for the major part of the first six months of the current fiscal year, and 3) the cost associated with the downsizing of the synthetic product category.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Selling, general and administrative costs for the second quarter were $3.7 million and 5.5% of sales compared to $4.4 million and 5.1% of sales in the prior year quarter. Year to date selling, general and administrative costs for fiscal 2000 were $7.1 million or 5.4% of sales as compared to $8.4 million or 4.7% of net sales for the same period of fiscal 1999.

The Company reported a net loss of $.8 million for the second quarter of fiscal year 2000 as compared to income of $4.2 million in the prior year quarter. The Company reported a loss of $1.8 million for the six months ended January 1, 2000 as compared to net income of $12.2 million for the period ended December 26, 1998. The $12.2 million income figure for 1999 includes a $2.6 million pretax gain for the reduction of restructuring reserves related to discontinued operations.

The Company's order backlog at January 1, 2000 was $66.8 million, down from the $85.4 million order backlog at December 26, 1998. The decline was spread throughout all product lines.

Inventory for the quarter ended January 1, 2000 was contained at $45.9 million in line with reduced sales volume. This compares with inventory of $45.5 at July 3, 1999 and $55.6 million at December 26, 1998.

The Company has a variety of computers and systems that are subject to Year 2000 issues. The Year 2000 problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail, or cause erroneous results. The Company has considered the impact of Year 2000 issues on the Company's computer information systems and other equipment that use embedded technology such as micro-controllers, and has completed a remediation plan. The Company's Year 2000 plan included 1) Identifying year 2000 issues, 2) Assessment and prioritization of issues, 3) Remediation, and 4) Testing for Year 2000 compliance. As a part of its plan to achieve Year 2000 compliance, the Company decided to accelerate the schedule for implementation of certain data collection systems. The cost of these systems, which were in place prior to the end of 1999, was approximately $1.2 million. In addition, the Company spent approximately $21,000 on software improvements and remediation work in fiscal year 1998, $216,000 in fiscal year 1999, and an additional $.2 million in the first six months of fiscal year 2000. No further spending is anticipated for remediation and software improvements. Through the month of January 2000, the Company has experienced no material problems associated with Year 2000 issues. The Company believes that its Year 2000 remediation efforts were successful, and that no further remediation efforts are necessary.

At each of July 3, 1999, October 2, 1999, and January 1, 2000, no amounts were outstanding under the Company's bank credit facility. The Company's first and second fiscal 2000 quarter operating results have caused the Company not to be in compliance at the end of those quarters with the credit facility's covenants respecting minimum interest coverage ratio, maximum leverage ratio and minimum consolidated tangible net worth. The same covenants are contained in, and therefore a default also exist under, operating leases of the Company with an aggregate outstanding lease balance of approximately $5.5 million.

In February 2000, the Company acquired for $15,619,744 a portion of its 9 5/8% Senior Notes. The aggregate principal face amount of the acquired Senior Notes was $20,260,000. This transaction was an event of default under the Company's bank credit facility with respect to repayment of indebtedness while in default (see the preceding paragraph). The Company's intent is to replace the existing bank credit facility with a new credit facility that provides for a lower level of borrowing availability that is more consistent with the Company's needs and plans. The Company has largely negotiated the terms of a new facility and believes it will be able to enter into the new agreement on terms satisfactory to the Company before the end of the third fiscal quarter. The financial covenants in the new credit facility will automatically replace the current financial covenants incorporated into the operating leases. Accordingly, the Company does not believe that these credit facility or operating lease covenant defaults will have a material adverse effect on the Company.

The Company believes that cash flow generated by its operations will be sufficient to service its debt, to satisfy its day to day working capital requirements and to fund its planned capital expenditures.

Item  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. At January 1, 2000, a 10% decline in market price of the Company's fixed price contracts would have a negative impact of approximately $5.0 million on the value of the contracts.


PART  II.  OTHER  INFORMATION

Item  1.   Legal  Proceedings

On January 10, 2000, the North Carolina Department of Environment and Natural Resources requested that Delta Mills, Inc. accept responsibility for investigating the discharge of hazardous substances at an inactive hazardous waste site known as the Glen Raven Mills Site, Kings Mountain, North Carolina (the "Site"). A predecessor by merger of Delta Mills, Inc., Park Yarn Mills Company, Inc. ("Park Yarn"), owned the Site for approximately six (6) years, from approximately 1977 to 1983 (prior to the time Delta Mills, Inc. became a subsidiary of Delta Woodside Industries, Inc.). Delta Mills, Inc. is aware of no evidence that Park Yarn discharged or deposited any hazardous substance at the Site or is otherwise a "responsible party" for the Site. Further, Park Yarn filed bankruptcy and was discharged in 1983. Although no assurance can be provided, any liability of Park Yarn for the Site may have been discharged by the bankruptcy order. Accordingly, Delta Mills, Inc. has denied any responsibility at the Site, has declined to undertake any activities concerning the Site, and has not provided for any reserves for costs or liabilities attributable to Park Yarn.

On January 13, 2000, Marion Mills, LLC, a supplier to the Company, brought an action against the Company in North Carolina Superior Court in McDowell County, North Carolina. The plaintiff seeks actual damages in excess of $1.8 million and consequential and incidental damages in excess of $7.4 million. The actual damages claim is based on an alleged failure by the Company to pay in excess of $1.8 million of invoice amounts. The consequential and incidental damages claim is based on the allegation that the Company's failure to pay caused Marion Mills, LLC to shut down its business. The Company's position is that it paid some of the invoices claimed to be unpaid and did not pay the other invoices because of defects in the goods supplied by the plaintiff (which were returned per the plaintiff's authorization). The Company, therefore, denies and is vigorously contesting the claims.

Item  5     Other  Information*

Item  6.    Exhibits  and  Reports  on  Form  8-K

            (a) The Company filed Form 8-K with date of October 4, 1999. Items reported were:

                 Item  5.  Other  Events

                 Item  7.  Financial  Statements  and  Exhibits

*Item  5  is  not  applicable.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Delta  Mills,  Inc.
                                        -------------------
                                        (Registrant)




Date  February 15, 2000                 /s/  David  R.  Palmer
      -----------------                 ----------------------
                                        David  R.  Palmer
                                        Controller
                                        (Authorized signatory and
                                        chief accounting officer)