Form 10-Q
period 2000-04-01
DELTA MILLS INC
filed 2000-05-16
CIK 1046860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  April  1,  2000
OR
[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)  OF  THE
       SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from  ____________  to  ____________

Commission  File  number  333-376-17

                              DELTA MILLS, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                    13-2677657
           ---------------                              ---------------
      (State or other jurisdiction of                  (I.R.S. Employer
      Incorporation or organization)                  Identification No.)

233  North  Main  Street
Hammond  Square,  Suite  200
Greenville,  South  Carolina                                 29601
----------------------------                                ---------
(Address of principal executive offices)                   (Zip Code)

                                  864\232-8301
                                  ------------
              (Registrant's telephone number, including area code)

                               (Not Applicable)
   -------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par
Value--100  shares  as  of  May  16,  2000.

THE  REGISTRANT  MEETS  THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a)
AND H(1)(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

DELTA  MILLS,  INC.

                                      INDEX

PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements  (Unaudited)

  Condensed  consolidated  balance  sheets--
  April  1,  2000  and  July  3,  1999                                       3-4

  Condensed  consolidated  statements  of  operations--
  Three months and nine months ended April 1, 2000 and
  March  27,  1999                                                             5

  Condensed  consolidated  statements  of  cash
  flows-Nine  months  ended  April  1,  2000
  and  March  27,  1999                                                        6

  Notes  to  condensed  consolidated  financial
  statements-April  1,  2000                                                 7-8

Item  2.  Management's  Discussion  and  Analysis  of
          Financial  Condition  and  Results  of  Operations                9-10

Item  3.  Quantitative and Qualitative Disclosures About Risk                 10

Part II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings                                                  11

Item  5.  Other  Information                                                  11

Item  6.  Exhibits  and  Reports  on  Form  8-K                               11

SIGNATURES                                                                    12


PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

DELTA  MILLS,  INC.

CONDENSED CONSOLIDATED BALANCE SHEETS                April 1,                 July 3,
                                                      2000                     1999
                                                   ----------                ----------
                                                   (Unaudited)

                                                              (In  Thousands)
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                        $  8,330                  $  9,903
  Accounts receivable:
    Factor and other                                 60,474                    69,881
    Affiliates                                        2,822                    12,994
                                                   --------                  --------
                                                     63,296                    82,875
Less allowances for doubtful accounts and returns       228                       291
                                                   --------                  --------
                                                     63,068                    82,584

Inventories:
  Finished goods                                      7,326                     9,122
  Work in process                                    32,525                    29,201
  Raw materials and supplies                          8,485                     7,144
                                                   --------                  --------
                                                     48,336                    45,467

Current assets of discontinued operations               319                       780
Deferred income taxes                                 1,634                     2,482
                                                   --------                  --------
                TOTAL CURRENT ASSETS                121,687                   141,216

PROPERTY, PLANT AND EQUIPMENT
  Cost                                              200,465                   200,723
  Accumulated depreciation                           94,976                    85,743
                                                   --------                  --------
                                                    105,489                   114,980

DEFERRED LOAN COSTS AND OTHER ASSETS                  3,170                     4,755
                                                   --------                  --------
                        TOTAL ASSETS               $230,346                  $260,951
                                                   ========                  ========

DELTA  MILLS,  INC

CONDENSED  CONSOLIDATED  BALANCE  SHEETS-Continued

                                                      April 1,               July 3,
                                                        2000                  1999
                                                     ----------             ----------
                                                     (Unaudited)

                                                               (In Thousands)
LIABILITIES

CURRENT LIABILITIES
  Trade accounts payable                             $ 12,965               $ 15,887
  Payable to affiliates                                 4,795                    571
  Accrued employee compensation                         1,548                  4,014
  Accrued and sundry liabilities                       13,195                 18,381
  Accrued restructuring charges                           290                    750
                                                     --------               ---------
                     TOTAL CURRENT LIABILITIES         32,793                 39,603

LONG-TERM DEBT                                        122,505                150,000
DEFERRED INCOME TAXES                                  15,994                 15,547
OTHER LIABILITIES AND DEFERRED CREDITS                  6,676                  6,040


SHAREHOLDER'S EQUITY
  Common Stock, par value $.01--authorized                  0                      0
    3,000 shares, issued and outstanding 100 shares
  Additional paid-in capital                           51,792                 51,792
  Retained earnings (deficit)                             586                 (2,031)
                                                     --------               ---------
TOTAL SHAREHOLDER'S EQUITY                             52,378                 49,761
                                                     --------               ---------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY           $230,346               $260,951
                                                     ========               =========

DELTA  MILLS,  INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                              Three Months Ended   Nine Months Ended
                                              -------------------  ------------------
                                              April 1,  March 27,  April 1,  March 27
                                                2000      1999      2000       1999
                                              --------  ---------  --------  --------
                                                (In Thousands)      (In Thousands)

Net sales to non-affiliated parties           $62,185   $73,329   $178,337   $236,164
Net sales to affiliated parties                 8,439     7,720     24,046     24,240
                                              --------  --------  ---------  ---------
Net sales                                      70,624    81,049    202,383    260,404
Cost of goods sold                             61,058    69,364    180,792    215,749
                                              --------  --------  ---------  ---------
Gross profit on sales                           9,566    11,685     21,591     44,655
Selling, general and administrative             3,551     4,094     10,622     12,445
Other (income)                                    419       (59)       327        (62)
                                              --------  --------  ---------  ---------
                     OPERATING PROFIT           5,596     7,650     10,642     32,272

Interest expense (income):
  Interest expense                              4,267     3,999     12,867     13,002
  Interest (income)                              (295)      (48)      (743)      (115)
                                              --------  --------  ---------  ---------
                                                3,972     3,951     12,124     12,887

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES                  1,624     3,699     (1,482)    19,385
Income tax expense (benefit)                      706     1,439       (597)     7,542
                                              --------  --------  ---------  ---------

INCOME (LOSS) FROM CONTINUING
OPERATIONS                                        918     2,260       (885)    11,843

Gain on disposal of discontinued operations
  less applicable income taxes                      0     1,141          0      3,773

Gain on extinguishment of debt
  less applicable income taxes                  3,502         0      3,502          0
                                              --------  --------  ---------  ---------


NET INCOME                                    $ 4,420   $ 3,401   $  2,617   $ 15,616
                                              ========  ========  =========  =========

DELTA  MILLS,  INC.

CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

                                                                Nine Months Ended
                                                           ---------------------------
                                                            April 1,        March 27,
                                                              2000            1999
                                                           ----------       ----------
                                                                 (In Thousands)
OPERATING ACTIVITIES
Net Income                                                 $  2,617         $  15,616

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Discontinued operations                                       0            14,289
    Depreciation                                             10,403            10,541
    Amortization                                                501               466
    Write off of loan origination costs - line of credit        419                 0
    Gain on retirement of debt (pre-tax)                     (5,883)                0
    Other                                                       301             9,098
    Changes in operating assets and liabilities              14,189           (21,653)
                                                           ---------        ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                    22,547            28,357

INVESTING ACTIVITIES
   Property, plant and equipment:
   Purchases                                                 (3,304)           (6,086)
   Proceeds of dispositions                                     131             1,086
   Investing activities of discontinued operations                0               206
   Other                                                          0                (1)
                                                           ---------         ---------
NET CASH USED BY
                INVESTING ACTIVITIES                         (3,173)           (4,795)

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit                         0            90,365
  Repayments on revolving lines of credit                         0          (113,000)
  Repurchase and retirement of long term debt               (20,897)                0
  Other                                                         (50)             (170)
                                                           ---------        ----------

NET CASH USED
                BY FINANCING ACTIVITIES
                                                            (20,947)          (22,805)
                                                           ---------        ----------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                           (1,573)              757

Cash and cash equivalents at beginning of year                9,903               544
                                                           ---------        ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  8,330         $   1,301
                                                           =========        ==========

DELTA  MILLS,  INC.
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

April  1,  2000

NOTE  A--BASIS  OF  PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Delta Mills, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of only normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 1, 2000 are not necessarily indicative of the results that may be expected for the year ending July 1, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 3, 1999.

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

The assets of discontinued business at April 1, 2000 and July 3, 1999, are as follows:

                                          April 1,    July 3,
(In  thousands)                            2000        1999
                                          -------     -------

Accounts Receivable (net of reserves)     $   302     $   763
  Other current assets                         17          17
                                          -------     -------
     Total current assets                 $   319     $   780
                                          =======     =======



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

NOTE  C--SUMMARIZED  FINANCIAL  INFORMATION  OF  SUBSIDIARY  -  CONTINUED

Summarized financial information for the Guarantor is as follows (in thousands):

                            April 1,     July 3,
                              2000        1999
                            --------    --------

Current  assets             $   194     $   194
Noncurrent  assets              132          71
Current  liabilities            462         560
Noncurrent  liabilities       1,234         980
Stockholder's  (deficit)     (1,370)     (1,275)

Summarized results of operations for the Guarantor are as follows (in thousands):

                                              Nine Months Ended
                                            ---------------------
                                             April 1,   March 27,
                                              2000         1999
                                            ---------   ---------

Net sales - intercompany commissions        $  2,924    $  3,896
Costs and expenses                             3,101       3,435
Income (Loss) from continuing operations        (177)        301
Net  Loss                                        (95)       (394)


NOTE  D--LONG-TERM  DEBT,  CREDIT  ARRANGEMENTS,  AND  NOTES  PAYABLE

On March 31, 2000, the Company replaced its existing bank credit facility with a new revolving credit facility. The new facility currently has a maximum availability limit of $65 million. Borrowings under the new credit facility will be based on eligible accounts receivable and inventory subject to the maximum availability limit. The new credit facility has a three-year term and is secured by the accounts receivable, inventory, and capital stock of the Company and Delta Mills Marketing, Inc., the Company's wholly owned subsidiary. The interest rate of the new credit facility is based on a spread over either LIBOR or a base rate. In connection with this new credit facility, the Company terminated its prior credit facility. On March 31, 2000, there were no borrowings outstanding under either the prior credit facility or the new credit facility.

The new credit facility contains restrictive covenants which, among other matters, require that the Company's Maximum Leverage Ratio not exceed specified ratios. The agreement also restricts additional indebtedness, dividends and capital expenditures. As of April 1, 2000, the Company was in compliance with all covenants contained in the new facility.

During the quarter ended April 1, 2000, the Company acquired for $20,897,279 a portion of its 9 5/8% Senior Notes. The aggregate principal face amount of the acquired Senior Notes was $27,495,000. Subsequent to the end of the third quarter, the Company acquired for the sum of $2,069,598 an additional portion of its 9 5/8% Senior Notes, the aggregate principal face amount of which was $2,926,000.

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

On January 13, 2000, Marion Mills, LLC, a supplier to the Company, brought an action against the Company in North Carolina Superior Court in McDowell County, North Carolina. The plaintiff seeks actual damages in excess of $1.8 million and consequential and incidental damages in excess of $7.4 million. The actual damages claim is based on an alleged failure by the Company to pay in excess of $1.8 million of invoice amounts. The consequential and incidental damages claim is based on the allegation that the Company's failure to pay caused Marion Mills, LLC to shut down its business. The Company's position is that it paid some of the invoices claimed to be unpaid and did not pay the other invoices because of defects in the goods supplied by the plaintiff (which were returned per the plaintiff's authorization). The Company, therefore, denies and is vigorously contesting the claims. On February 23, 2000, the case was transferred from the state court to the United States District Court for the Middle District of North Carolina.

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

The Company manufactures and sells finished woven fabrics to non-affiliated parties and manufactures and sells yarn, primarily to Delta Apparel, an operation of another subsidiary of the Company's parent company, Delta Woodside Industries, Inc.

Net sales to non-affiliated parties for the third quarter of fiscal year 2000 were $62.2 million as compared to $73.3 million in the same quarter of the prior fiscal year, a decrease of 15.2%. For the nine months ended April 1, 2000, net sales to non-affiliated parties were $178.3 million as compared to $236.2 million for the same period of fiscal 1999, a decrease of 24.5%. The decrease in sales over last year's quarter reflects the elimination of the Company's greige business, the downsizing of the synthetic product line, and some downward adjustment in cotton product sales that started in the first half of the year due to lower than expected demand from certain customers. Sales of cotton products have decreased 15 % over last year's quarter but are improved over the previous two quarters of the current year. The improvement in the cotton product sales began in the third quarter and production for cottons was at or near full capacity for the last two months of the quarter. The synthetic product lines were running at approximately 90% of the downsized capacity. Synthetic sales were down approximately 15% over the last year's quarter. Sales decreases for the nine months of the year were primarily caused by the same factors discussed above, except that the downward adjustments were more dramatic in the first half of the year. For the nine months ended April 1, 2000, cotton sales were down 19% and synthetic sales were down 44% from the nine months ended March 27, 1999.

Net sales to affiliated parties for the third quarter of fiscal year 2000 were $8.4 million as compared to $7.7 million in the same quarter of the prior fiscal year. Affiliated party sales were $24.0 million for the nine months ended April 1, 2000 versus $24.2 million for the same nine-month period of fiscal 1999. The increase was due to an increased demand at the affiliate. The Company believes that the affiliate will continue to purchase yarn throughout the fourth quarter of fiscal year 2000 or until the Rainsford yarn facility is sold to Delta Apparel, Inc. This sale of the Rainsford facility is expected to occur in connection with the Delta Apparel distribution described in the Form 10/A of Delta Apparel, Inc (file no. 1-15583) filed with the Securities and Exchange Commission on May 3, 2000. The Company currently anticipates that the record date for the Delta Apparel distribution will be a date in June 2000 and that the Delta Apparel distribution will be completed in June 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Gross profit as a percent of sales was 13.5% for the third quarter of fiscal year 2000 compared to 14.4% in the prior year quarter. Gross profit as a percentage of sales was 10.7% for the nine months ended April 1, 2000 as compared to 17.2% for the same period of fiscal 1999. In addition to the sales volume declines described above, gross profit declined as a result of some raw material price increases in the synthetic product line and increased price pressure in the cotton product category.

Selling, general and administrative costs for the third quarter were $3.6 million and 5.0% of sales compared to $4.1 million and 5.1% of sales in the prior year quarter. Year to date selling, general and administrative costs for fiscal 2000 were $10.6 million or 5.3% of sales as compared to $12.4 million or 4.8% of net sales for the same period of fiscal 1999. The increase in percent of sales is a result of the decline in sales dollars.

The Company reported net income of $4.4 million for the third quarter of fiscal year 2000 as compared to net income of $3.4 million in the prior year quarter. The Company reported net income of $2.6 million for the nine months ended April 1, 2000 as compared to net income of $15.6 million for the nine months ended March 27, 1999. The fiscal 2000 third quarter and nine month net income amounts include $3.5 million of after-tax gain on the extinguishment of debt, due to the Company's acquisition of a portion of its Senior Notes, as described below. The $15.6 million net income figure for 1999 includes a $2.6 million pretax gain for the reduction of restructuring reserves related to discontinued operations.

The Company's order backlog at April 1, 2000 was $79.9 million, down from the $83.7 million order backlog at March 27, 1999 but up from $66.8 million as of January 1, 2000. This increase over last quarter is reflective of improved market conditions.

Inventory for the quarter ended April 1, 2000 was contained at $48.3 million, in line with reduced sales volume. This compares with inventory of $45.5 at July 3, 1999 and $55.5 million at March 27, 1999.

On March 31, 2000, the Company replaced its existing bank credit facility with a new revolving credit facility. The new facility currently has a maximum availability limit of $65 million. This level of borrowing availability is more in line with the Company's needs and plans. Borrowings under the new credit facility will be based on eligible accounts receivable and inventory subject to the maximum availability limit. The new credit facility has a three-year term and is secured by the accounts receivable, inventory, and capital stock of the Company and Delta Mills Marketing, Inc., the Company's wholly owned subsidiary. The interest rate of the new credit facility is based on a spread over either LIBOR or a base rate. In connection with this new credit facility, Delta Mills terminated its prior credit facility. This new credit agreement is more fully described in the Delta Mills 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000. On March 31, 2000, there were no borrowings outstanding under either the prior credit facility or the new credit facility.

The new credit facility contains restrictive covenants which, among other matters, require that the Company's Maximum Leverage Ratio not exceed specified ratios. The agreement also restricts additional indebtedness, dividends and capital expenditures. The new credit facility does not contain some of the restrictions that caused defaults under the prior credit facility. As of April 1, 2000, the Company was in compliance with all covenants contained in the new facility.

During the quarter ended April 1, 2000, the Company acquired for $20,897,279 a portion of its 9 5/8% Senior Notes. The aggregate principal face amount of the acquired Senior Notes was $27,495,000. In April 2000, the Company acquired for the sum of $2,069,598 an additional portion of its 9 5/8% Senior Notes, the aggregate principal face amount of which was $2,926,000.

The Company believes that cash flow generated by its operations will be sufficient to service its debt, to satisfy its day to day working capital requirements and to fund its planned capital expenditures.

Item  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. At April 1, 2000, a 10% decline in market price of the Company's fixed price contracts would have a negative impact of approximately $3.2 million on the value of the contracts.

PART  II.  OTHER  INFORMATION

Item  1.       Legal  Proceedings

As previously reported in the Company's Form 10-Q for the fiscal quarter ended January 1, 2000, on January 13, 2000, Marion Mills, LLC, a supplier to the Company, brought an action against the Company in North Carolina Superior Court in McDowell County, North Carolina. On February 23, 2000, the case was transferred from the state court to the United States District Court for the Middle District of North Carolina.

Item  5        Other  Information*

Item  6.       Exhibits  and  Reports  on  Form  8-K

       (a)  Exhibits  required  by  Item  601  of  Regulation  S-K

            10.4.6 Amendment to the Delta Woodside Industries, Inc. Stock Option Plan adopted April 25, 2000.

           10.16.1 Revolving Credit and Security Agreement, dated as of March 31, 2000, between GMAC Commercial Credit LLC as agent and lender, and Delta Mills, Inc. as borrower: Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000.

           10.16.2 Guarantee, dated as of March 31, 2000, of Delta Mills Marketing, Inc. in favor of GMAC Commercial Credit LLC as agent: Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000.

           10.16.3 General Security Agreement, dated as of March 31, 2000, between Delta Mills Marketing, Inc. and GMAC Commercial
                    Credit LLC as agent:  Incorporated  by  reference to Exhibit
                    99.3 to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000.

           10.16.4 Stock Pledge and Security Agreement, dated as of March 31, 2000, by Alchem Capital Corporation in favor of GMAC Commercial Credit LLC as agent: Incorporated by reference to
                    Exhibit 99.4 to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000.

           10.16.5 Stock Pledge and Security Agreement, dated as of March 31, 2000, by Delta Mills, Inc., in favor of GMAC Commercial Credit LLC as agent: Incorporated by reference to Exhibit
                    99.5 to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000.


       (b) The Company filed Form 8-K with date of March 31, 2000. Items reported were:
                 Item  5.  Other  Events
                 Item  7.  Financial  Statements  and  Exhibits

*Item  5  is  not  applicable.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             Delta  Mills,  Inc.
                             -------------------
                             (Registrant)




Date  May 16, 2000           /s/  David  R.  Palmer
      ------------           ----------------------
                             David  R.  Palmer
                             Controller
                             (Authorized signatory and chief accounting officer)