Form 10-K
period 2000-07-01
DELTA MILLS INC
filed 2000-09-29
CIK 1046860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 1, 2000

                                       OR

[   ]  TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For  the  transition  period  from  ___________  to  ____________


Commission File Number 333-37617
                       ---------


                                DELTA  MILLS,  INC.
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                  13-2677657
  ------------------------              ----------------------------------
  (State of Incorporation)             (I.R.S. Employer Identification No.)


100  Augusta  Street
Greenville, South Carolina                                       29601
----------------------------                                    -----------
(Address of principal executive offices)                         (Zip code)

                                  864/255-4100
               ---------------------------------------------------------
               (Registrant's  telephone  number,  including  area  code)

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
                 Yes  X           No
                     ---             ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K  [   ].

The aggregate market value of the common equity stock held by non-affiliates of the registrant as of September 25, 2000 was:

           Common Stock, $.01 par value  -  0

The number of shares outstanding of each of the registrant's classes of Common Stock, as of September 25, 2000 was:

           Common Stock, par value $.01     100

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                      DELTA MILLS, INC.
                            FOR THE FISCAL YEAR ENDED JULY 1, 2000
                                  FORM 10-K ANNUAL REPORT



                                      TABLE OF CONTENTS
                                                                                         PAGE
PART  I
Item 1.         Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
Item 2.         Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
Item 3.         Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
Item 4.         Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . 10

PART II

Item 5.         Market for Registrant's Common equity and Related Stockholder Matters. . . 10
Item 6.         Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . 11
Item 7.         Management's discussion and Analysis of Financial Condition and
                Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . 12
Item 7A         Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . 16
Item 8.         Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . 17
Item 9.         Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . 33

PART III

Item 10.        Directors and Executive Officers of the Registrant . . . . . . . . . . . . 34
Item 11.        Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . 34
Item 12.        Security Ownership of Certain Beneficial Owners and Management . . . . . . 34
Item 13.        Certain Relationships and Related Transactions . . . . . . . . . . . . . . 34

PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K. . . . . . 35

ITEM  1  BUSINESS
-----------------

     The following discussion contains various "forward-looking statements". All statements, other than statements of historical fact, that address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements. Examples are statements that concern future revenues, future costs, future capital expenditures, business strategy, competitive strengths, competitive weaknesses, goals, plans, references to future success or difficulties and other similar information. The words "estimate", "project", "forecast", "anticipate", "expect", "intend", "believe" and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.

     The forward-looking statements in this document are based on the Company's expectations and are necessarily dependent upon assumptions, estimates and data that the Company believes are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

     The Company does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.

GENERAL

     Delta Mills, Inc. ("Delta Mills" or the "Company") is a Delaware corporation with its principal executive offices located at 100 Augusta Street, Greenville, South Carolina 29601 (telephone number: 864-255-4100). The Company is a wholly owned subsidiary of Delta Woodside Industries, Inc., a South Carolina corporation, the common stock of which is listed on the New York Stock Exchange. Unless the context otherwise requires, all references herein to "Delta Mills" or the "Company" refer to Delta Mills, Inc. and any of its existing and future subsidiaries.

     The Company has one segment in continuing operations: Delta Mills Marketing Company. The Company is a leading manufacturer and marketer of woven finished cotton, synthetic and blended fabrics, which are sold for the ultimate production of apparel. The Company sells a broad range of finished apparel fabrics primarily to branded apparel manufacturers and resellers, including The Gap, Levi Strauss, Haggar Corp., the Wrangler and Lee divisions of V.F. Corporation, Farah Incorporated, Kellwood Company and Liz Claiborne, Inc. and private label apparel manufacturers for J.C. Penney Company, Inc., Sears, Roebuck & Co., Wal Mart Stores, Inc. and other retailers. The Company believes that it is a leading producer of cotton pants-weight woven fabric used in the manufacture of casual slacks such as Levi Strauss' Dockers and Haggar Corp.'s Wrinkle-free . Other apparel items manufactured with the Company's woven fabrics include women's chinos pants, women's blazers, career apparel (uniforms) and battle dress camouflage military uniforms. During fiscal year 2000 the Company also produced a variety of unfinished light-weight woven fabrics that were sold to converters of finished products. Due to import pressure, the unfinished fabrics business was discontinued and replaced with more profitable product lines. This move away from the unfinished fabric production was completed in the first half of fiscal 2000.

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

PRODUCTS,  MARKETING  AND  MANUFACTURING

     The  Company  produces  woven  textile  fabrics.

     Woven textile fabrics produced for sale by the Company are manufactured from cotton, wool or synthetic fibers or from synthetic filament yarns. Cotton and wool are purchased from numerous suppliers. Synthetic fibers and synthetic filament yarns are purchased from a smaller number of competitive suppliers. The Company spins the major portion of the spun yarns used in its weaving operations. In manufacturing these yarns, the cotton and synthetic fibers, either separately or in blends, are carded (fibers straightened and oriented) and then spun into yarn. The Company combs (removing short fibers) some cotton fiber to make high quality yarns. In other fabrics, filament yarns are used. The spun or filament yarn is then woven into fabric on looms. The unfinished fabric at this stage is referred to as greige goods. Finished fabric refers to fabric that has been treated by washing, bleaching, dyeing and applying certain chemical finishes.

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

     For fiscal year 2000, the Company had three customers, Levi Strauss, Haggar Corp., and V.F. Corporation, that each exceeded 10% of consolidated net sales. The Company's sales to these customers were $109 million, $150 million, and $136 million for fiscal 2000, 1999, and 1998, respectively. The loss of any of these accounts could have a material adverse effect on the results of the Company.

     During fiscal years 2000, 1999 and 1998, approximately 83%, 78% and 70%, respectively, of the Company's finished woven fabric sales were of fabrics made from cotton or cotton/synthetic blends, while approximately 17%, 22%, and 30%, respectively, of such sales were of fabrics made from spun synthetics and other natural fibers, including various blends of rayon, polyester, and wool. Woven fabrics are generally produced and shipped pursuant to specific purchase orders, which minimizes the Company's uncommitted inventory levels. The Company's production of cotton and cotton/synthetic blend and spun synthetic finished woven fabrics is largely vertically integrated, with the Company performing most of its own spinning, weaving and finishing. In the production of military fabrics, the Company purchases a portion of its greige goods needs and finishes this fabric to specifications. The Company's woven finished fabrics plants are currently operating at less than full capacity.


RAW  MATERIALS

     The Company's principal raw material is cotton, although it also spins polyester, wool, linen fiber, acrylic, lyocell, nylon and rayon fibers and weaves textured polyester filament. Polyester is obtained primarily from three major suppliers, all of whom provide competitive prices. For fiscal 2000 polyester prices reached the lowest prices the Company has paid since fiscal year 1993, but prices increased before the year ended. Management expects that trend to continue in fiscal 2001. The Company's average price per pound of cotton purchased and consumed (including freight, carrying cost and cost for the relatively high amount of premium cotton the Company uses) was $.661 in fiscal year 2000 as compared to $.770 in fiscal year 1999, and $.817 in fiscal year 1998. As of July 1, 2000, the Company had contracted to purchase about 85% and had fixed the price for approximately 67% of its expected cotton requirements for fiscal year 2001. The percentage of the Company's cotton requirements that the Company fixes each year varies depending upon the Company's forecast of future cotton prices. The Company believes that recent cotton prices have enabled it to contract for cotton at prices that will permit it to be competitive with other companies in the United States textile industry when the cotton purchased for future use is put into production. To the extent that cotton prices decrease before the Company uses these future purchases, the Company could be materially and adversely affected, as there can be no assurance that it would be able to pass along its higher costs to its customers. In addition, to the extent that cotton prices increase and the Company has not provided for its requirements with fixed price contracts, the Company may be materially and adversely affected, as there can be no assurance that it would be able to pass along these increased costs to its customers.

COMPETITION

     The cyclical nature of the textile and apparel industries, characterized by rapid shifts in fashion, consumer demand and competitive pressures, results in both price and demand volatility. The demand for any particular product varies from time to time based largely upon changes in consumer preferences and general economic conditions affecting the textile and apparel industries, such as consumer expenditures for non-durable goods. The textile and apparel industries are also cyclical because the supply of particular products changes as competitors enter or leave the market.

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

     Foreign competition is a significant factor in the United States fabric market. The Company believes that its relatively small manual labor component, highly-automated manufacturing processes and domestic manufacturing base allow the Company to compete on a price basis and to respond more quickly than foreign producers to changing fashion trends and to its domestic customers' delivery schedules. In addition, the Company benefits from protections afforded to apparel manufacturers based in certain Latin American and Caribbean countries that ship finished garments into the United States. NAFTA has effectively eliminated or substantially reduced tariffs on goods imported from Mexico if such goods are made from fabric originating in Canada, Mexico, or the United States. Section 807 provides for the duty free treatment of United States origin components used in the assembly of imported articles. The result is that duty is assessed only on the value of any foreign components that may be present and the labor cost incurred offshore in the assembly of apparel using United States origin fabric components. Because Section 807 creates an incentive to use fabric manufactured in the United States, it is beneficial to the Company and other domestic producers of apparel fabrics. In addition, pursuant to
Section 807A, apparel articles assembled in a Caribbean country, in which all fabric components have been wholly formed and cut in the United States, are subject to preferential quotas with respect to access into the United States for such qualifying apparel, in addition to the significant tariff reduction pursuant to Section 807. A similar program, enacted as a result of NAFTA and referred to as the Special Regime Program, provides even greater benefits (complete duty free, quota free treatment) for apparel assembled in Mexico from fabric components formed and cut in the United States. In contrast, apparel not meeting the criteria of Section 807, Section 807A, or the Special Regime Program, is subject to quotas and/or relatively higher tariffs, except as may result under the Trade and Development Act of 2000, as noted below. If Section 807, Section 807A or the Special Regime Program were repealed or altered in whole or in part, the Company believes that it could be at a serious competitive disadvantage relative to textile manufacturers in other parts of the world seeking to enter the United States market, which would have a material adverse effect on the Company. Moreover, there can be no assurance that the current favorable regulatory environment will continue or that other geographic areas will not be afforded similar regulatory advantages.

The Trade and Development Act of 2000 (often referred to as the "CBI Parity Bill") will become effective on October 1, 2000. The Company believes that the provisions of the CBI Parity Bill will have the following effects most relevant to its business:

          -Apparel assembled in most Caribbean nations from fabric formed and cut in the United States of U.S. yarn can enter the United States duty-free;

          -Apparel cut and sewn in most Caribbean nations from fabric formed in the United States of U.S. yarn can enter the United States duty-free so long as it is sewn with U.S. manufactured thread; and

          -Certain  limits  of  apparel  made  from  fabric  formed  in  certain
           Caribbean nations of U.S. yarn and cut and sewn in those nations can enter the United States duty-free.

Apparel entering the United States under any of these three provisions will not be subject to any quotas that may exist for that specific category of goods. The Company believes that the CBI Parity Bill will give it a competitive advantage relative to fabric manufacturers outside of the United States. Subsequent repeal or adverse alteration of the CBI Parity Bill could put the Company at a serious competitive disadvantage relative to such manufacturers.

The World Trade Organization (which this document refers to as the "WTO"), a new multilateral trade organization, was formed in January 1995 and is the successor to the General Agreement on Tariffs and Trade. This new multilateral trade organization has set forth mechanisms by which world trade in clothing is being progressively liberalized by phasing-out quotas and reducing duties over a period of time that began in January of 1995. As it implements the WTO mechanisms, the U.S. government is negotiating bilateral trade agreements with developing countries (which are generally exporters of textile and apparel products) that are members of the WTO to get them to reduce their tariffs on imports of textiles and apparel in exchange for reductions by the United States in tariffs on imports of textiles and apparel. The elimination of quotas and the reduction of tariffs under the WTO may result in increased imports of certain textile and apparel products into North America. These factors could make the Company's products less competitive against low cost imports from developing countries.


EMPLOYEES

     The Company has approximately 2,200 employees. The Company's employees are not represented by unions. The Company believes that its relations with its employees are good.

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

OTHER

     Information concerning order backlogs in "Management's Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Fiscal 2000 Versus Fiscal 1999" included in Item 7 of this Form 10-K is incorporated herein by reference.

ITEM  2  PROPERTIES
-------  ----------

     The following table provides a description of Delta Mills, Inc.'s principal production and warehouse facilities.


                                                             Approximate
                                                               Square
          Location                          Utilization        Footage       Owned/Leased
-----------------------------------------  -------------  -----------------  -------------
Greenville, SC                             Admin Offices             17,400   Leased    (1)
Beattie Plant, Fountain Inn, SC            spin/weave               390,000             (2)
Furman Plant, Fountain Inn, SC             weave                    155,000             (2)
Estes Plant, Piedmont, SC                  spin/weave               332,000             (2)
Delta 3 Plant, Wallace, SC                 dye/finish               555,000             (2)
Pamplico and Cypress Plants, Pamplico, SC  spin/weave               419,000             (2)
Delta 2 Plant, Wallace, SC                 dye/finish               347,000             (2)
Catawba Plant, Maiden, NC                  spin                     115,000           Owned

(1)     Lease  expires in December 2003 with the right to renew for one additional five-year period.
(2)     Title to these facilities and substantially all of the equipment located in these facilities is  held  by  three  South  Carolina  counties  under  a  fee-in-lieu-of-taxes  arrangement, which  has  the  effect  of  substantially reducing the Company's property  taxes  in  South
        Carolina.  Although the Company can reacquire such property at a  nominal price, this  would currently cause a significant increase in the amount of property taxes paid  by the Company.


     Except as noted above all of the above facilities are owned by Delta Mills, Inc., subject in certain cases to various outstanding security interests

     Delta Mills Marketing, Inc. leases sales offices in New York, NY. The lease on the sales offices expires in December 2004. A small sales office lease in Dallas, Texas expires in September 2002.

     At the date of execution of this Form 10-K, the Company believes that its plants are operating at less than full production capacity.

     The Company believes that its equipment and facilities are generally adequate to allow it to remain competitive with its principal competitors.

     The Company's accounts receivable and inventory, and certain other intangible property, secure the Company's credit facility.

ITEM  3.  LEGAL  PROCEEDINGS
--------  ------------------

     On January 10, 2000, the North Carolina Department of Environment and Natural Resources requested that Delta Mills, Inc. accept responsibility for investigating the discharge of hazardous substances at an inactive hazardous waste site known as the Glen Raven Mills Site, Kings Mountain, North Carolina (the "Site"). A predecessor by merger of Delta Mills, Inc., Park Yarn Mills Company, Inc. ("Park Yarn"), owned the Site for approximately six (6) years, from approximately 1977 to 1983 (prior to the time Delta Mills, Inc. became a subsidiary of Delta Woodside Industries, Inc.) Delta Mills, Inc. is aware of no evidence that Park Yarn discharged or deposited any hazardous substance at the Site or is otherwise a "responsible party" for the Site. Further, Park Yarn filed bankruptcy and was discharged in 1983. Although no assurance can be provided, any liability of Park Yarn for the Site may have been discharged by the bankruptcy order. Accordingly, Delta Mills, Inc. has denied any responsibility at the Site, has declined to undertake any activities concerning the Site, and had not provided for any reserves for costs or liabilities attributable to Park Yarn.

     On January 13, 2000, Marion Mills, LLC, a supplier to Delta Mills, Inc., brought an action against Delta Mills, Inc. in North Carolina Superior Court in McDowell County, North Carolina. Delta Mills, Inc. removed the case to federal court in the Western District of North Carolina, Asheville Division, where it is currently pending. Plaintiff seeks actual damages in excess of $1.8 million and consequential and incidental damages in excess of $7.4 million. The actual damages claim is based on an alleged failure by Delta Mills, Inc. to pay in excess of $1.8 million of invoice amounts. The consequential and incidental damages claim is based on the allegation that Delta Mills, Inc.'s. failure to pay caused Marion Mills, LLC to shut down its business. The Company's position is that Delta Mills, Inc. paid some of the invoices claimed to be unpaid and did not pay the other invoices because of defects in the goods supplied by the plaintiff (which were returned per the plaintiff's authorization). The Company therefore denies and is vigorously contesting the claims.

     All other litigation to which the Company is a party is ordinary routine product liability litigation or contract breach litigation incident to its business that does not depart from the normal kind of such actions. The Company believes that none of these actions, if adversely decided, would have a material adverse effect on its results of operations or financial condition taken as a whole.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY-HOLDERS
-------- -----------------------------------------------------------

     Not  applicable.

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------  ----------------------------------------------------------------------

     The Company is a wholly-owned subsidiary of Delta Woodside Industries, Inc. Accordingly, there is no established public trading market for the Company's common stock.

     The Company declared no dividends in fiscal year 2000 and $7.5 million of dividends in fiscal year 1999. The information concerning limitations on cash distributions contained under the subheading "Liquidity and Sources of Capital" under Item 7 is incorporated herein by reference.

ITEM  6.  SELECTED  FINANCIAL  DATA
-------   -------------------------
In  Thousands,  Except  Ratios
                                                                      Fiscal Year (1)
                                                ------------------------------------------------------
STATEMENTS  OF  OPERATIONS  DATA:(1)
                                                    2000       1999       1998       1997        1996
                                                ---------  ---------  ---------  ---------  ----------
Net Sales                                       $276,511   $348,955   $364,395   $358,204   $ 317,446
Cost of Goods Sold                               243,254    292,914    300,556    293,145     283,776
                                                ---------  ---------  ---------  ---------  ----------
Gross Profit                                      33,257     56,041     63,839     65,059      33,670

Selling, general and administrative expenses      15,345     16,937     17,585     16,323      13,624
Restructuring charges                                                                   0       1,596
Other income(expense)                                446         96        146      1,553        (908)
                                                ---------  ---------  ---------  ---------  ----------
Operating Profit                                  18,358     39,200     46,400     50,289      17,542
Interest expense                                  16,095     17,414     19,324     14,212      14,026
Interest (income)                                   (958)      (185)      (152)         0         (19)
                                                ---------  ---------  ---------  ---------  ----------
Income from Continuing Operations
  Before Income Tax and Extraordinary Item         3,221     21,971     27,228     36,077       3,535
Income taxes                                       1,280      8,590     10,743     14,187       1,361
                                                ---------  ---------  ---------  ---------  ----------
Income from Continuing Operations
   Before Extraordinary Item                       1,941     13,381     16,485     21,890       2,174
Extraordinary gain (net of taxes)                  4,659
Profit(Loss) from Discontinued Operations           (174)     3,802    (25,909)    (5,337)    (26,973)
                                                ---------  ---------  ---------  ---------  ----------
Net Income(Loss)                                $  6,426   $ 17,183    ($9,424)  $ 16,553    ($24,799)
                                                =========  =========  =========  =========  ==========
OTHER DATA:(1)
Depreciation and amortization                   $ 14,015   $ 14,815   $ 14,127   $ 13,840   $  12,238

Capital expenditures                               4,340      9,075      4,065     14,122      43,378

EBITDA  (2)                                       31,415     53,830     60,375     64,129      29,761

Ratio of EBITDA to interest expense (2)              2.0        3.1        3.1        4.5         2.1

BALANCE SHEET DATA: (1)
Working Capital (deficit)                       $ 95,158   $101,613   $107,423    ($7,525)  $  16,010

Total assets                                     229,612    260,951    290,290    345,010     333,577

Total debt and other long-term obligations (3)   115,078    150,000    176,635    268,658     289,587

Shareholder's equity (deficit)                    56,187     49,761     40,078      7,844      (8,709)

NOTES  TO  SELECTED  FINANCIAL  DATA
(1)  The  amounts presented for years prior to fiscal 1998 have been restated to conform to the fiscal
1998,  fiscal  1999  and  fiscal 2000 presentation of discontinued operations.  The Stevcoknit knitted fabrics  business  is  presented  as  part  of  discontinued  operations.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
OF  OPERATIONS
--------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains various "forward-looking statements". All statements, other than statements of historical fact, that address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements. Examples are statements that concern future revenues, future costs, future capital expenditures, business strategy, competitive strengths, competitive weaknesses, goals, plans, references to future success or difficulties and other similar information. The words "estimate", "project", "forecast", "anticipate", "expect", "intend", "believe" and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.

     The forward-looking statements in this document are based on the Company's expectations and are necessarily dependent upon assumptions, estimates and data that the Company believes are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

     The Company does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized

RESULTS  OF  OPERATIONS  FISCAL  2000  VERSUS  FISCAL  1999

     Net Sales. Consolidated net sales for the year ended July 1, 2000 totaled $276.5 million, as compared to $349.0 million for the year ended July 3, 1999, a decrease of 20.8% resulting from a decrease in unit sales and in prices. The sales of finished synthetic products decreased 28% caused mainly by the Company's decision to down size the finished synthetic business in order to concentrate on a more fashion driven product line. The sale of cotton fabric decreased 16% due to inventory adjustments by the Company's customers. Sales of greige fabric decreased 84.0% as the Company exited the greige goods business. Sales of yarn from the Rainsford plant to the Delta Apparel affiliate decreased by 20% from the prior year. The Rainsford plant was sold to Delta Apparel in May 2000.

     Gross Profit. Consolidated gross profit margin as a percent of sales for the year ended July 1, 2000 was 12.0 %, as compared to 16.1% for the year ended July 3, 1999. The decline in gross profit percent for the year was the result of reduced volume and price along with a change in product mix. In addition to a general market decline, these reductions were caused by cotton garment manufacturers expanding their supplier base to gain a more competitive price and by increased import pressure on synthetic products. Manufacturing cost increases caused by reduced operating schedules in the first and second quarters of fiscal 2000 also contributed to the decline in gross profit. The gross profit margin improved in the third and fourth quarters as sales and operating schedules improved.

     Selling, General and Administrative Expenses. During the year ended July 1, 2000, selling, general and administrative expenses were $15.3 million, as compared to $16.9 million during the year ended July 3, 1999, a decrease of $1.6 million or 9.5%. The decrease was due primarily to a reduction of fixed administrative service costs. Expenses in this category were 5.5% of sales in fiscal 2000 as compared to 4.9% in fiscal 1999.

     Operating Earnings. Operating earnings for the year ended July 1, 2000 were $18.4 million, as compared to $39.2 million for the year ended July 3, 1999. The decline in operating earnings was due to the factors described above.

     Net Interest Expense. For the year ended July 1, 2000, net interest expense was $15.1 million, as compared to $17.2 million for the year ended July 3, 1999. The decrease in interest expense resulted from the extinguishment of $34.9 million of debt due to the purchase of a portion of the Company's 9.625% unsecured senior notes.

     Taxes. The effective tax rate of 39.7% for the year ended July 1, 2000 is approximately the same as the effective tax rate for the year ended July 3, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

      Income from Continuing Operations. Income from Continuing Operations for the year ended July 1, 2000 was $1.9 million, as compared to $13.4 million for the year ended July 3, 1999. The decrease was due to the factors described above.

     Extraordinary gain, net of taxes. During fiscal 2000, the Company purchased $34.9 million of face amount of its 9 5/8% Senior Notes for $26.6 million. The Company recognized an extraordinary gain of $4.7 million after a tax cost of $2.8 million.

     Order Backlog. The Company's order backlog at July 1, 2000 was $78.8 million, a 24.5% increase from the $63.3 million order backlog at July 3, 1999. The Company believes that backlog orders can give a general indication of future sales.

     Adoption of Accounting Standards. In June of 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard, as subsequently amended by SFAS Nos. 137 and 138, requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value.

     Historically, the Company has not entered into any derivative contracts, as defined by SFAS No.133 and its subsequent amendments. Accordingly, adoption of the new standard on July 2, 2000 will not have an effect upon the Company's consolidated financial statements, unless the Company enters into any derivative contracts in the future.

RESULTS  OF  OPERATIONS  FISCAL  1999  VERSUS  FISCAL  1998

     Net Sales. Consolidated net sales for the year ended July 3, 1999 totaled $349.0 million, as compared to $364.4 million for the year ended June 27, 1998, a decrease of 4.2% resulting from a decrease in unit sales. The decrease came from the sales of finished synthetic fabric and greige sales to converters. The principal decline in sales was from the sale of finished synthetic fabric, which declined 30% from the prior year. These decreases were somewhat offset by an increase in finished cotton fabric sales.

     Gross Profit. Consolidated gross profit margin for the year ended July 3, 1999 was 16.1 %, as compared to 17.5% for the year ended June 27, 1998. The decline in gross profit percent was due principally to the sale of knit yarn. The decline in the finished fabric sales accounted for approximately one third of the decline in gross profit percent. As a result of the declining market for synthetic and greige sales, the synthetic business has been downsized to better match capacity with market demand and the greige business assets have been converted to the more profitable finished cotton fabrics product lines. The movement away from the greige business was substantially completed during fiscal 1999.

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

     Order Backlog. The Company's order backlog at July 3, 1999 was $63.3 million, a 40.6% decrease from the $106.6 million order backlog at June 27, 1998. The majority of this decrease was in finished woven fabrics due in part to a decline in blanket contracts (contracts without specific color requirements). The decline in blanket contracts accounted for approximately 45% of the overall decline in the order backlog. Many customers have discontinued the practice of issuing blanket contracts when specific color requirements are unknown. Management believes this is an industry trend that will continue. The balance of the decline is a result of market conditions, particularly in the synthetics business.

LIQUIDITY  AND  SOURCES  OF  CAPITAL

     During fiscal 2000, the Company financed its capital expenditures primarily through cash generated from operations.

     The Company generated operating cash flows of $26.3, $51.4, and $32.1 million for the 2000, 1999 and 1998 fiscal years, respectively. Cash generated in fiscal year 2000 from both continuing and discontinued operations was used primarily to finance capital expenditures, including equipment purchases, and to reduce indebtedness. The Company generated cash from investing activities of $8.7 million in fiscal 2000 and $6.6 million in fiscal year 1998, but used $7.6 million in fiscal year 1999. Cash generated in fiscal year 2000 was primarily from the sale of the Rainsford Plant and associated operating assets to the Delta Apparel affiliate for $13.6 million in May 2000. Cash generated in fiscal year 1998 from investing activities was primarily from the disposal of discontinued assets.

     On August 25, 1997 the Company issued $150 million of unsecured ten-year senior notes at an interest rate of 9.625%, and obtained a secured five-year $100 million revolving line of credit subject to borrowing base limitations. The $100 million revolving line of credit was replaced by a new credit facility on March 31, 2000. Borrowings under the new credit facility are based on eligible accounts receivable and inventory of the Company, subject to a maximum $50 million availability limit. The facility has a three-year term and is secured by the accounts receivable, inventory and capital stock of the Company. The interest rate on the credit facility is based on a spread over either LIBOR or a base rate. On July 1, 2000, there were no borrowings and approximately $50 million was available for borrowing under this credit facility.

     The credit facility contains restrictive covenants which require that Delta Mills' maximum leverage ratio not exceed specified ratios. The agreement also restricts additional indebtedness, dividends, and capital expenditures. The new credit facility does not contain certain restrictions which were present in the credit facility which it replaced. The payment of dividends with respect to Delta Mills stock is permitted by the credit facility if there is no event of default and there is at least $1 of undrawn availability under the facility.

     Loan covenants in the senior notes and the Company's revolving credit facility, among other matters, limit the Company's ability to make cash distributions to Delta Woodside. At July 1, 2000, under the most restrictive of these covenants $1.8 million was available for distribution by the Company to Delta Woodside.

     During the year the Company acquired for $26,615,179 a portion of its 9 5/8% Senior Notes. The aggregate principal face amount of the acquired Senior Notes was $34,922,000. In July, August and through September 18, 2000, the Company acquired for the sum of $14,270,481 an additional portion of its 9 5/8% Senior Notes, the aggregate principal face amount of which was $15,653,000. The future annual reduction in the Company's interest expense because of these Senior Note repurchases will be $ 4,867,844.

     During fiscal 2000, the Company had capital expenditures of approximately $4.3 million primarily for capital improvements, new equipment, and computer system upgrades. During fiscal 2001, the Company plans to spend approximately $10 million for capital improvements, new equipment, and computer system upgrades. The Company believes that its equipment and facilities are generally adequate to allow it to remain competitive with its principal competitors.

     The Company has entered into agreements, and has fixed prices, to purchase cotton for use in its manufacturing operations. At July 1, 2000 minimum payments under these contracts with non-cancelable contract terms were $25 million.

     The Company believes that the cash flow generated by its operations and funds available under its credit line should be sufficient to service its debt, to satisfy its day-to-day working capital needs and to fund its planned capital expenditures.


ENVIRONMENTAL  MATTERS

     Prior to fiscal year 2001, two of the Company's South Carolina plants, the Delta 2 & 3 finishing plants, had been unable to comply with certain toxicity and other permit-related limits contained in a National Pollutant Discharge Elimination System ("NPDES") permit held by the Company. Additionally, high nitrate levels had been observed at the spray field for those plants. To achieve compliance with the non-toxicity NPDES permit limits, the Company completed certain upgrades in October 1998 at a cost of approximately $2.3 million. Since then, the Company has had two non-toxicity permit violations resulting in the payment of a de minimis penalty. On June 30,2000 the Company was issued a discharge permit without toxicity limits. The Company is required to monitor the toxicity level and report the results annually. The effective date of this permit is August 1,2000, and is in effect until March 31, 2004.

     On June 30,2000 the Company sold its Greensboro, North Carolina plant to the City of Greensboro. The Company had been working with environmental consultants in assessing groundwater contamination. Because of these studies, one half of the proceeds from the sale of the plant was placed in an escrow account to cover expenses related to this contamination. The Company has recorded the sale net of estimated costs to remediate the property.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
---------------------------------------------------------------------------

COMMODITY  RISK  SENSITIVITY

     As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. The Company may seek to fix prices up to 18 months in advance of delivery. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton for the Company. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. At July 1, 2000, a 10% decline in the market price of the cotton covered by the Company's fixed price contracts would have a negative impact of approximately $2.5 million on the value of the contracts. At the end of fiscal 1999, a 10% decline in the market price of the Company's fixed price contracts would have had a negative impact of approximately $4.2 million on the value of the contracts. The decline in the potential negative impact from 1999 to 2000 is due principally to current cotton commitments being at significantly lower average prices than in fiscal 1999.


INTEREST  RATE  SENSITIVITY

The $50 million secured three-year revolving credit facility expiring in 2003 is sensitive to changes in interest rates. Interest is based on a spread over LIBOR or a base rate. An interest rate increase would have a negative impact to the extent the Company borrows against the revolving credit facility. The impact would be dependent on the level of borrowings incurred. In fiscal year 2001, as of this date, the Company has not borrowed against the revolving credit facility. An interest rate change would not have an impact on the fixed rate ten year senior notes.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
--------  -----------------------------------------------

INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                                                                Page
                                                                                -----
Report of KPMG  LLP   . . . . . . . . . . . . . . . . .  . . . . . . . . . . .     F2

Consolidated Balance Sheets as of July 1, 2000 and July 3, 1999    . . . . . .     F3

Consolidated Statements of Operations for the fiscal years ended July 1, 2000,
July 3, 1999, and June 27, 1998     . . . . . . . . . . . . . . . . .  . . . .     F4

Consolidated Statements of Shareholder's Equity  for the fiscal years
ended July 1, 2000, July 3, 1999, and June 27, 1998.   . . . . . . . . . . . .     F5

Consolidated Statements of Cash Flows for the fiscal years ended July 1,
2000, July 3, 1999 and June 27, 1998.      . . . . . . . . . . . . . . . . . .     F6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . .     F7

INDEPENDENT  AUDITORS'  REPORT

THE  BOARD  OF  DIRECTORS
DELTA  MILLS,  INC.

We have audited the accompanying consolidated balance sheets of Delta Mills, Inc. as of July 1, 2000 and July 3, 1999 and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the years in the three-year period ended July 1, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Mills, Inc. as of July 1, 2000 and July 3, 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended July 1, 2000 in conformity with accounting principles generally accepted in the United States of America.


                                                  \s\KPMG  LLP
                                                  ------------
                                                     KPMG  LLP

Greenville,  South  Carolina
August  4,  2000,  except  as  to  Note K (b), which is as of September 18, 2000

CONSOLIDATED  BALANCE  SHEETS
Delta  Mills,  Inc.
(In  Thousands)

                                                         July 1, 2000   July 3, 1999
                                                        -------------  -------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                             $      18,287  $       9,903
  Accounts receivable:
     Factor and other                                          71,670         69,881
     Affiliates                                                     0         12,994
                                                        -------------  -------------
                                                               71,670         82,875
     Less allowances for doubtful accounts and returns            173            291
                                                        -------------  -------------
                                                               71,497         82,584
  Inventories
     Finished goods                                             4,916          9,122
     Work in process                                           31,324         29,201
     Raw materials and supplies                                 7,679          7,144
                                                        -------------  -------------
                                                               43,919         45,467

  Current assets of discontinued operations                         0            780
  Deferred income taxes                                         1,208          2,032
  Other assets                                                    467            450
                                                         -------------  -------------
                               TOTAL CURRENT ASSETS          135,378        141,216

PROPERTY, PLANT AND EQUIPMENT, at cost
     Land and land improvements                                 2,068          2,988
     Buildings                                                 36,634         45,293
     Machinery and equipment                                  119,996        145,467
     Furniture and fixtures                                     1,952          1,993
     Lease improvements                                           619            619
     Construction in progress                                     401          4,363
                                                        -------------  -------------
                                                              161,670        200,723
     Less accumulated depreciation                             70,322         85,743
                                                        -------------  -------------
                                                               91,348        114,980

DEFERRED LOAN COSTS
             less accumulated amortization of $3,207
             and $1,288 in 2000 and 1999 respectively           2,886          4,755
                                                        -------------  -------------
                                                        $     229,612  $     260,951
                                                        =============  =============

CONSOLIDATED  BALANCE  SHEETS
Delta  Mills,  Inc.
(In  Thousands)

LIABILITIES  AND  SHAREHOLDER'S  EQUITY


                                                         July 1, 2000    July 3, 1999
                                                         -------------  --------------
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                 $      14,514  $      15,887
  Payable to Affiliates                                          1,318            571
  Accrued employee compensation                                  2,858          4,014
  Accrued and sundry liabilities                                21,530         18,381
  Restructuring accruals                                             0            750
                                                         -------------  --------------
                    TOTAL CURRENT LIABILITIES                   40,220         39,603
LONG-TERM DEBT                                                 115,078        150,000
DEFERRED INCOME TAXES                                           12,314         15,547
DEFERRED COMPENSATION                                            5,813          6,040
SHAREHOLDER'S EQUITY
  Common Stock -- par value $.01 a share -- authorized
    3000 shares, issued and outstanding 100 shares
  Additional paid-in capital                                    51,792         51,792
  Retained earnings(deficit)                                     4,395         (2,031)
                                                         -------------  --------------
                                                                56,187         49,761
COMMITMENTS AND CONTINGENCIES
                                                         $     229,612  $     260,951
                                                         =============  ==============

See  notes  to  consolidated  financial  statements.

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
Delta  Mills,  Inc.
(In  Thousands)
                                                              Year Ended      Year Ended      Year Ended
                                                             July 1, 2000    July 3, 1999    June 27, 1998
                                                            --------------  --------------  ---------------
Net sales to non-affiliates                                       249,918         318,733          342,732
Net sales to affiliated parties                                    26,593          30,222           21,663
                                                            --------------  --------------  ---------------
  Net sales                                                 $     276,511   $     348,955   $      364,395
Cost of goods sold                                                243,254         292,914          300,556
                                                            --------------  --------------  ---------------
Gross profit                                                       33,257          56,041           63,839
Selling, general and administrative expenses                       15,345          16,937           17,585
Other income                                                          446              96              146
                                                            --------------  --------------  ---------------
  OPERATING PROFIT                                                 18,358          39,200           46,400
Other (expense) income:
  Interest expense                                                (16,095)        (17,415)         (17,160)
  Interest income                                                     958             186              152
  Affiliate interest expense                                                                        (2,164)
                                                            --------------  --------------  ---------------
                                                                  (15,137)        (17,229)         (19,172)
 INCOME FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                                    3,221          21,971           27,228
                                                            --------------  --------------  ---------------
Income tax expense                                                  1,280           8,590           10,743
                                                            --------------  --------------  ---------------
 INCOME FROM CONTINUING
  OPERATIONS                                                        1,941          13,381           16,485

  Extraordinary gain (net of taxes)                                 4,659

 Discontinued operations:
 Income (Loss) on disposal of discontinued operations net
   of applicable income taxes                                                       3,802          (21,079)

 (Loss) from operations of discontinued businesses net of
   applicable income taxes                                           (174)                          (4,830)
                                                            --------------  -------------  ----------------
 Total discontinued operations                                       (174)          3,802          (25,909)
                                                            --------------  -------------  ---------------
NET INCOME (LOSS)                                           $       6,426   $      17,183          ($9,424)
                                                            =============  ==============  ===============


See  notes  to  consolidated  financial  statements.

CONSOLIDATED  STATEMENTS  OF  SHAREHOLDER'S  EQUITY
Delta  Mills,  Inc.
(In  Thousands)


                                                     Additional     Retained       Total
                                  Common Stock         Paid-In      Earnings    Shareholder's
                              Shares        Amount     Capital      (Deficit)     Equity
                           -------------  ----------  ---------  ---------------  -------
Balance at June 28, 1997            100           0       2,134           5,710     7,844
  Net (loss)                                                             (9,424)   (9,424)
  Cash dividends paid                                                    (8,000)   (8,000)
  Capital Contribution                                   49,658                    49,658
                           -------------  ----------  ---------  ---------------  -------
Balance at June 27, 1998            100           0      51,792         (11,714)   40,078
  Net Income                                                             17,183    17,183
  Cash dividends paid                                                    (7,500)   (7,500)
                           -------------  ----------  ---------  ---------------  -------
Balance at July 3, 1999             100           0      51,792          (2,031)   49,761
                           -------------  ----------  ---------  ---------------  -------
  Net Income                                                              6,426     6,426
                           -------------  ----------  ---------  ---------------  -------
Balance at July 1, 2000             100   $       0   $  51,792  $        4,395   $56,187
                           =============  ==========  =========  ===============  =======

See  notes  to  consolidated  financial  statements.

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
Delta  Mills,  Inc.
(In  Thousands)

                                                              Year Ended      Year Ended      Year Ended
                                                            --------------  --------------  ---------------
                                                             July 1, 2000    July 3, 1999    June 27, 1998
OPERATING ACTIVITIES
  Net income (loss)                                         $       6,426   $      17,183          ($9,424)
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                  13,408          14,109           14,095
     Amortization                                                     607             706               32
     Write off of loan origination costs - line of credit             419
     Gain on early retirement of debt                              (7,414)
     Discontinued operations                                        1,359          22,087           29,751
     Provision for losses on accounts receivable                     (118)             45              468
     Provision for deferred income taxes                           (3,339)            605            3,068
     Losses (gains) on disposition of property
        and equipment                                                 138              73               (6)
     Deferred compensation                                           (227)            317              638
     Changes in operating assets and liabilities:
        Accounts receivable                                        11,182          12,573            1,895
        Inventories                                                 1,548          10,372             (236)
        Other current assets                                            0             (85)              41
        Accounts payable and accrued expenses                       2,308         (26,596)          (8,244)
                                                            --------------  --------------  ---------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES               26,297          51,389           32,078

INVESTING ACTIVITIES
  Property, plant and equipment:
     Purchases                                                     (4,340)         (9,075)          (4,065)
     Proceeds of dispositions                                      12,750           1,086               13
     Other investing activities                                         0             140
  Investing activities of discontinued operations                     333             206           10,686
                                                            --------------  --------------  ---------------
           NET CASH PROVIDED(USED) BY
                         INVESTING ACTIVITIES                       8,743          (7,643)           6,634

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit                          15,000         104,365          137,000
  Repayments on revolving lines of credit                         (15,000)       (131,000)        (110,365)
  Repurchase and retirement of long term debt                     (26,615)
  Scheduled principal payments of long-term debt
  Net proceeds/(repayments) of loan from parent company                                           (202,093)
  Proceeds from issuance of long-term debt                                                         145,688
  Dividends paid                                                        0          (7,500)          (8,000)
  Other                                                               (41)           (252)          (1,493)
                                                            --------------  --------------  ---------------
          NET CASH (USED)  BY FINANCING ACTIVITIES                (26,656)        (34,387)         (39,263)

(DECREASE) INCREASE IN CASH AND
         CASH EQUIVALENTS                                           8,384           9,359             (551)

Cash and cash equivalents at beginning of year                      9,903             544            1,095
                                                            --------------  --------------  ---------------
         CASH AND CASH EQUIVALENTS AT END OF YEAR           $      18,287   $       9,903   $          544
                                                            ==============  ==============  ===============

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

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Delta Mills, Inc. and Delta Mills Marketing, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. Delta Mills, Inc. and Delta Mills Marketing , Inc. are wholly-owned subsidiaries of Delta Woodside Industries, Inc. ("DWI"). The Company has one segment that is presented as a discontinued operation, Stevcoknit Fabrics Company, which manufactured and sold knitted fabrics.

CASH  EQUIVALENTS:   The  Company considers all highly liquid investments having initial maturities of three months or less when purchased to be cash equivalents.

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

COTTON PROCUREMENT: The Company contracts to buy cotton with future delivery dates at fixed prices in order to reduce the effects of fluctuations in the prices of cotton used in the manufacture of its products. These contracts are settled by delivery and are not used for trading purposes. The Company commits to fixed prices on a percentage of its cotton requirements up to eighteen months in the future. If market prices for cotton fall below the Company's committed fixed costs and it is estimated that the cost of cotton is not recoverable in future sales of finished goods, the differential is charged to income at that time.

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

FISCAL YEAR: The Company's operations are based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to June 30. Fiscal year 2000 and fiscal year 1998 consisted of 52 weeks and fiscal year 1999 consisted of 53weeks.

NOTE  B-ACCOUNTS  RECEIVABLE

The Company assigns a substantial portion of its trade accounts receivable to a bank under a factor agreement. The assignment of these receivables is primarily without recourse, provided that customer orders are approved by the bank prior to shipment of goods, up to a maximum for each individual account.

The Company operates within the textile industry, and its operations are affected by the relative strength or weakness of the textile markets. The Company has three major customers that together accounted for 39%, 43%, and 37% of total net sales of continuing operations for fiscal years 2000, 1999, and 1998, respectively.

The Company's accounts receivable are due from many companies that produce apparel products located throughout the United States. The many companies represented in the Company's accounts receivable limit to a certain extent the concentration of credit risk. The Company generally does not require collateral for its accounts receivable.


NOTE  C-LONG-TERM  DEBT  AND  LEASES

On August 25, 1997 the Company issued $150 million of unsecured ten-year senior notes at an interest rate of 9.625%, and obtained a secured five-year $100 million revolving line of credit subject to borrowing base limitations. The $100 million revolving line of credit was replaced by a new credit facility on March 31, 2000. Borrowings under the new credit facility are based on eligible accounts receivable and inventory of the Company, subject to a maximum $50 million availability limit. The facility has a three-year term and is secured by the accounts receivable, inventory and capital stock of the Company. The interest rate on the credit facility is based on a spread over either LIBOR or a base rate. On July 1, 2000, there were no borrowings and approximately $50 million was available for borrowing under this credit facility.

The credit facility contains restrictive covenants which require that Delta Mills' maximum leverage ratio not exceed specified ratios. The agreement also restricts additional indebtedness, dividends, and capital expenditures. The new credit facility does not contain certain restrictions which were present in the credit facility which it replaced. The payment of dividends with respect to Delta Mills stock is permitted by the credit facility if there is no event of default and there is at least $1 of undrawn availability under the facility.

The carrying value of the Company's revolving credit agreement approximates fair value since the rates are tied to floating rates. At July 1, 2000 the carrying value of the senior notes was $115,078,000 and the fair value, based on quoted market prices was $96,666,000.

Total interest expense incurred by the Company was $16,095,000, $17,415,000 and $17,160,000 for fiscal years 2000, 1999, and 1998, respectively, of which $106,000 was capitalized during fiscal year 1999. Total interest paid during fiscal years 2000, 1999, and 1998 was $16,343,000, $16,760,000 and $13,563,000,
respectively.

     Rent expense relating to operating leases was approximately $3,507,000, $3,407,000 and $ 3,821,000 for fiscal years 2000, 1999 and 1998 respectively.

Aggregate principal maturities of all long-term debt and minimum payments under operating leases are as follows:


                                   Long-term     Operating
                     Fiscal Year      Debt        Leases
                     -----------  ------------  ----------
                         2001                   $3,280,000
                         2002                    1,628,000
                         2003                      446,000
                         2004                      461,000
                  Later Years      115,078,000     528,000
                                  ------------  ----------
                                  $115,078,000  $6,343,000
                                  ============  ==========


NOTE  D-EMPLOYEE  BENEFIT  PLANS

The Company has participated in the Delta Woodside Industries, Inc. Retirement and 40l(k) Plans. On September 27, 1997 the Delta Woodside Industries Employee Retirement Plan ("Retirement Plan") merged into the Delta Woodside Employee Savings and Investment Plan ("401(k) Plan"). Following the merger, contributions to the 401(k) Plan in lieu of a contribution to the Retirement Plan are made in cash and not in stock. In the 401(k) Plan employees may elect to convert DWI stock to other funds, but may not increase the amount of stock in their account. Each participant has the right to direct the trustee as to the manner in which shares held are to be voted. The Retirement Plan qualified as an Employee Stock Ownership Plan ("ESOP") under the Internal Revenue Code as a defined contribution plan. A contribution of $236,000 was allocated to participants in fiscal 1998. During fiscal 2000, 1999 and 1998, the Company contributed $453,000, $497,000, and $455,000, respectively, to the 401(k) plan to match employee contributions. In addition to the matching contributions, the Company also made a discretionary contribution of $280,000 to the 401(k) plan in fiscal 1999.

The Company also participates in a 501(c)(9) trust, the Delta Woodside Employee Benefit Plan and Trust ("Trust"). The Trust collects both employer and employee contributions from the Company and makes disbursements for health claims and other qualified benefits.

The Company participates in a Deferred Compensation Plan, managed by DWI, which permits certain management employees to defer a portion of their compensation. Deferred compensation accounts are credited with interest and are distributed after retirement, disability or employment termination. As of July 1, 2000 and July 3, 1999, the Company's liability was $5,813,000 and $6,040,000 respectively.

The Company also participates in the Delta Woodside Industries, Inc. Incentive Stock Award Plan and Stock Option Plan. Including associated tax assistance, under the Incentive Stock Award Plan the Company recognized expense of $176,000, $321,000, and $404,000 for fiscal years 2000, 1999 and 1998, respectively. Under the Stock Option Plan, the Company recognized expense of $190,000, $152,000 and $104,000 for fiscal years 2000, 1999 and 1998, respectively.

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

Accounts receivable due from affiliates include $13.0 million at July 3, 1999, resulting from sales to Delta Apparel (then a division of another subsidiary of DWI).

Current payable to affiliates bears no interest and includes amounts payable to DWI for current activity as described in the following paragraphs.

Affiliated party transactions included in the statements of operations result from a variety of services provided and goods transferred as shown in the following table:

                                 2000         1999         1998
                              -----------  -----------  -----------
Textile and yarn  sales       $26,593,000  $30,221,000  $19,385,000
Corporate services expense      2,264,000    2,816,000    2,838,000
Income tax payments               154,000       74,000       88,000
Payroll taxes, insurance and
   Employee related expenses   20,673,000   39,889,000   45,223,000
Printing services expense               0            0      220,000
Interest expense                        0            0    2,193,000
Rental income                           0       81,000       95,000


From March 29, 1997 until mid-May 2000, the Company sold textiles and yarn to an affiliate at prices which approximate market. Prior to March 29, 1997, the Company sold textiles and yarn to an affiliate at prices which approximate cost. This arrangement was terminated in the fiscal 2000 fourth quarter when the Company sold its Rainsford facility and associated operating assets to the affiliate for $13.6 million which approximates net book value.

Corporate services included management, treasury, computer, purchasing, benefits, payroll, auditing, accounting and tax services. For these services, DWI charged actual cost based on relative usage and other factors. Actual cost was charged for payroll taxes, insurance and employee related expenses, which were managed by DWI as a corporate service. Printing services were charged at market prices. Interest was charged based on fixed rates for long-term debt. Interest on loan payable to affiliates was charged based on DWI 's weighted average interest rate. These services are now performed by the Company.

NOTE  F-DISCONTINUED  OPERATIONS  AND  RESTRUCTURING  CHARGES

The Company has one segment in continuing operations, Delta Mills Marketing Company, which manufactures and sells woven fabrics for apparel and home furnishings. Operating profit does not include interest expense or interest income. The Company also has one segment which is presented as a discontinued operation: Stevcoknit Fabrics Company which manufactured and sold knitted fabrics.

On March 3, 1998, the Company made the decision to close Stevcoknit Fabrics. Accordingly, operating results for this segment have been reclassified and reported as discontinued operations.

In connection with the decision to discontinue this business, the Company, in fiscal 1998, recognized an estimated loss on disposal of discontinued operations of $21 million including an income tax benefit of $14 million. In fiscal 1999, the Company decreased the estimate of the after-tax cost to discontinue these businesses and recognized after-tax credits of $3.8 million. Proceeds from the liquidation of this division have been used to make capital expenditures and to reduce indebtedness.

The assets of discontinued operations at July 1, 2000 and July 3, 1999 are as follows:

(in thousands)             July 1, 2000   July 3, 1999
                           -------------  -------------

Accounts Receivable                    0  $         763
Inventory                              0              0
Other current assets                   0             17
                           -------------  -------------
    Total current assets   $           0  $         780
                           =============  =============

Summarized results of operations for the discontinued business are as follows:


     (in thousands)               July 1, 2000    July 3, 1999    June 27, 1998
                                 --------------  --------------  ---------------

     Net Sales                   $           0   $       2,080   $       91,153
     Cost and expense                      276           2,080          112,899
     (Loss) before income tax             (276)              0          (21,746)
     Income tax (benefit)                  102               0          (16,916)
                                 --------------  --------------  ---------------

     (Loss) from operations of
     discontinued operations     $        (174)  $           0   $      (4,830)
                                 ==============  ==============  ==============



NOTE  G-INCOME TAXES

The Company reports federal income taxes in the consolidated return of its parent Delta Woodside Industries, Inc. (DWI) and had taxable income of $18 million which will be reported in the fiscal 2000 consolidated Federal income tax return with its parent, DWI. The consolidated tax group had regular taxable income of $13 million and alternative minimum taxable income (AMT) of $7 million, both of which were offset by available tax loss carry-forwards. The Federal income tax obligation or refund that is allocated to the Company is determined as if the company were filing a separate Federal income tax return. The Company's Federal tax liability or receivable is paid to or is a receivable from the parent company.

Deferred income taxes reflect the net tax effects of temporary differences between the financial statement amounts and amounts reported for income tax purposes. The company anticipates that the reversal of existing taxable temporary differences will provide sufficient taxable income to realize the remaining deferred tax assets. Accordingly, no valuation allowance has been provided for in 2000. The valuation allowance was reduced to $ 0 for fiscal year 2000 from the $ 37,000 balance in fiscal year 1999.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                         2000             1999
                                    --------------  ----------------
Assets
Deferred compensation               $   2,222,000   $     2,325,000
Accrued and sundry liabilities          2,071,000         1,436,000
Net operating loss carryforwards        1,129,000         1,373,000
Restructuring reserves                     82,000           303,000
Other                                      67,000           714,000
                                    --------------  ----------------
Subtotal                                5,571,000         6,151,000
Valuation allowance                             0           (37,000)
                                    --------------  ----------------
Deferred tax assets                     5,571,000         6,114,000


Liabilities:
Depreciation                           15,747,000        18,638,000
Inventory                                 269,000                 0
Other                                     661,000           991,000
                                    --------------  ----------------
Deferred tax liabilities               16,677,000        19,629,000
                                    --------------  ----------------
      Net deferred tax liabilities   ($11,106,000)     ($13,515,000)
                                    ==============  ================

Significant components  of the  provision for income taxes  are as follows:

                                                       2000          1999          1998
Current:
     Federal income taxes                      $  4,190,000   $ 6,980,000  $  7,270,000
     State income taxes                             429,000     1,005,000       405,000
                                               -------------  -----------  -------------
           Total current                       $  4,619,000   $ 7,985,000  $  7,675,000
Deferred:
      Federal income taxes (benefits)           ($2,871,000)  $   520,000  $  2,640,000
      State income taxes (benefits)                (468,000)       85,000       428,000
                                               -------------  -----------  -------------
           Total Deferred                       ($3,339,000)  $   605,000  $  3,068,000
                                               -------------  -----------  -------------
Total provision for Continuing Operations      $  1,280,000   $ 8,590,000  $ 10,743,000

Total provision for income taxes related to:
Extraordinary Items                               2,755,000             0             0
Discontinued Operations                            (103,000)    2,335,000   (16,916,000)
                                               -------------  -----------  -------------
Total provision for income taxes               $  3,932,000   $10,925,000   ($6,173,000)
                                               =============  ===========  =============

The reconciliation of income tax expense (benefit) computed at the Federal statutory tax rate:

                                                     2000         1999           1998
                                                 -----------  -----------  ---------------
Income tax expense (benefit) at statutory rates  $3,627,000   $ 9,835,000     ($5,459,000)
State taxes (benefits) net of federal benefit       364,000       991,000        (733,000)
Other                                               (59,000)       99,000          19,000
                                                 -----------  -----------  ---------------
                                                 $3,932,000   $10,925,000     ($6,173,000)
                                                 ===========  ===========  ===============

The Company made tax payments of $ 154,000, $81,000 and $110,000 during fiscal years 2000, 1999 and 1998, respectively.

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

Summarized financial information for the Guarantor is as follows (in thousands):

                                JULY 1, 2000   JULY 3, 1999
                                -------------  -------------
Current assets                           234            194
Noncurrent assets                        117             71
Current Liabilities                    1,479            560
Noncurrent liabilities                   785            980
Stockholders' equity (deficit)        (1,913)        (1,275)

Summarized results of operations for the Guarantor are as follows
(in thousands):

                                                                     Twelve Months Ended
                                                      -----------------------------------------------
                                                       July 1, 2000    July 3, 1999    June 27, 1998
                                                      --------------  --------------  ---------------
Net sales -intercompany commissions                   $       4,106   $       5,207   $        6,177
Cost and expenses                                             4,744           4,948            5,346
Income from continuing operations                              (638)            167              468
(Loss) from discontinued operations                                            (519)          (1,450)
Net (loss)                                                     (638)           (352)            (982)

NOTE  I-COMMITMENTS  AND  CONTINGENCIES

     The Company has entered into agreements, and has fixed prices, to purchase cotton for use in its manufacturing operations. At July 1, 2000 minimum payments under these contracts with non-cancelable contract terms were approximately $25 million.

     During fiscal year 2001, the Company plans to spend approximately $ 10 million for capital improvements and to maintain existing facilities.

     Prior to fiscal year 2001, two of the Company's South Carolina plants, the Delta 2 & 3 finishing plants, had been unable to comply with certain toxicity and other permit-related limits contained in a National Pollutant Discharge Elimination System ("NPDES") permit held by the Company. Additionally, high nitrate levels had been observed at the spray field for those plants. To achieve compliance with the non-toxicity NPDES permit limits, the Company completed certain upgrades in October 1998 at a cost of approximately $2.3 million. Since then, the Company has had two non-toxicity permit violations resulting in the payment of a de minimis penalty. On June 30,2000 the Company was issued a discharge permit without toxicity limits. The Company is required to monitor the toxicity level and report the results annually. The effective date of this permit is August 1,2000, and is in effect until March 31, 2004.

     On June 30,2000 the Company sold its Greensboro, North Carolina plant to the City of Greensboro. The Company had been working with environmental consultants in assessing groundwater contamination. The Company has recorded the sale net of estimated costs to remediate the property.

     On January 10, 2000, the North Carolina Department of Environment and Natural Resources requested that Delta Mills, Inc. accept responsibility for investigating the discharge of hazardous substances at an inactive hazardous waste site known as the Glen Raven Mills Site, Kings Mountain, North Carolina (the "Site"). A predecessor by merger of Delta Mills, Inc., Park Yarn Mills Company, Inc. ("Park Yarn"), owned the Site for approximately six (6) years, from approximately 1977 to 1983 (prior to the time Delta Mills, Inc. became a subsidiary of Delta Woodside Industries, Inc.) Delta Mills, Inc. is aware of no evidence that Park Yarn discharged or deposited any hazardous substance at the Site or is otherwise a "responsible party" for the Site. Further, Park Yarn filed bankruptcy and was discharged in 1983. Although no assurance can be provided, any liability of Park Yarn for the Site may have been discharged by the bankruptcy order. Accordingly, Delta Mills, Inc. has denied any responsibility at the Site, has declined to undertake any activities concerning the Site, and has not provided for any reserves for costs or liabilities attributable to Park Yarn.

     On January 13, 2000, Marion Mills, LLC, a supplier to the Company, brought an action against Delta Mills, Inc. in North Carolina Superior Court in McDowell County, North Carolina. Delta Mills, Inc. removed the case to federal court in the Western District of North Carolina, Asheville Division, where it is currently pending. Plaintiff seeks actual damages in excess of $1.8 million and consequential and incidental damages in excess of $7.4 million. The actual damages claim is based on an alleged failure by Delta Mills, Inc. to pay in excess of $1.8 million of invoice amounts. The consequential and incidental damages claim is based on the allegation that Delta Mills, Inc.'s. failure to pay caused Marion Mills, LLC to shut down its business. The Company's position is that Delta Mills, Inc. paid some of the invoices claimed to be unpaid and did not pay the other invoices because of defects in the goods supplied by the plaintiff (which were returned per the plaintiff's authorization). The Company therefore denies and is vigorously contesting the claims.

     From time to time the Company is a defendant in other legal actions involving claims arising in the normal course of business, including product liability claims. The Company believes that, as a result of legal defenses, insurance arrangements and indemnification provisions with parties believed to be financially capable, none of these actions should have a material effect on its operations or financial condition.

NOTE  J-QUARTERLY  RESULTS  OF  OPERATIONS  (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended July 1, 2000 and July 3, 1999

                                                     Quarter Ended
                                    ----------------------------------------------
                                      October 2     January 1   April 1    July 1
                                    -------------  -----------  --------  --------
(In thousands)
2000
Net sales                           $     65,318   $   66,441   $ 70,624  $74,128
Gross profit                               5,817        6,208      9,566   11,666
Income from continuing operations
    before extraordinary items            (1,050)        (753)       918    2,826
Extraordinary gain net of taxes                0            0      3,502    1,157
Discontinued operations                        0            0          0     (174)
Net income (loss)                         (1,050)        (753)     4,420    3,809


                                     September 26  December 26  March 27   July 3
                                    -------------  -----------  --------  --------
(In thousands)
1999
Net sales                           $     92,417   $   86,938   $ 81,049  $88,551
Gross profit                              17,188       15,782     11,685   11,386
Income from continuing operations          5,397        4,186      2,260    1,538
Discontinued operations                    2,632            0      1,141       29
Net income (loss)                          8,029        4,186      3,401    1,567

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


NOTE  K-EXTRAORDINARY  ITEMS  AND  SUBSEQUENT  EVENTS

a) During the fiscal year 2000, the Company purchased $34,922,000 of face amount of its 9 5/8% Senior Notes for $26,615,000. The Company recognized an extraordinary gain of $4,659,000 after a tax benefit of $2,755,000.

b) Subsequent to the end of fiscal 2000, and through September 18, 2000, the Company purchased $15,653,000 face amount of its 9 5/8% senior notes for $14,270,481, resulting in a pre-tax extraordinary gain of $989,927.

ITEM  9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
--------  ------------------------------------------------------
          ACCOUNTING  AND  FINANCIAL  DISCLOSURE
          --------------------------------------

      Not  applicable.

                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
---------  --------------------------------------------------------

     Not  applicable.


ITEM  11.  EXECUTIVE  COMPENSATION

     Not  applicable.


ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
---------  ---------------------------------------------------------------------

     Not  applicable.


ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  PARTY  TRANSACTIONS
---------  ---------------------------------------------------------

      Not  applicable.

                                     PART IV



ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON
------------------------------------------------------------------------
FORM  8-K
----------

     (a) (1) and  (2)  Financial  Statements  and  Financial  Statement  Schedules
                       -----------------------------------------------------------

                       The response to this  portion  of  Item  14  is  set  forth on page
           F-2 included  herein, which  response  is  incorporated  herein  by  reference.

           (3)  Listing  of  Exhibits:
                ---------------------


3.1        Restated and Amended Certificate of Incorporation of Delta Mills, Inc.:
           Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4
           of the Company and Delta Mills Marketing, Inc., File No. 333-37617 (the "S-4").
3.2        Bylaws of Delta Mills, Inc.: Incorporated by reference to Exhibit 3.2 to the S-4.
4.1        See Exhibits 3.1 and 3.2.
4.2        Indenture, dated as of August 25, 1997, by and among the Company, Delta Mills
           Marketing, Inc. and The Bank of New York, as Trustee, with respect to the
           Company's Series A and Series B 9-5/8% Senior Notes due 2007, $150,000,000 in
           aggregate principal amount, together with forms of certain related instruments, agreements and documents:  Incorporated by reference to Exhibit 4.2.6 to the
           Current Report on Form 8-K/A of Delta Woodside Industries, Inc. with the date of
           September 25, 1997(the "DWI 8-K/A").*
4.3.1      Revolving Credit and Security Agreement, dated as of March 31, 2000, between
           GMAC Commercial Credit LLC as agent and lender, and Delta Mills, Inc. as borrower:  Incorporated by reference to Exhibit 99.1 to the Company's Current
           Report on Form 8-K dated March 31, 2000 and filed with the Securities and
           Exchange Commission on April 13, 2000
4.3.1.1    Letter, dated July 28, 2000, amending Revolving Credit and Security Agreement:
           Incorporated by reference to Exhibit 4.3.1.1 to Form 10-K of Delta Woodside
           Industries, Inc. for the fiscal year ended July 1, 2000 (the "DWI 2000 10-K").*
4.3.2      Guarantee, dated as of March 31, 2000, of Delta Mills Marketing, Inc. in favor of
           GMAC Commercial Credit LLC as agent:  Incorporated by reference to Exhibit
           99.2 to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000.
4.3.3      General Security Agreement, dated as of March 31, 2000, between Delta Mills
           Marketing, Inc. and GMAC Commercial Credit LLC as agent:  Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated
           March 31, 2000 and filed with the Securities and Exchange Commission on April
           13, 2000.
4.3.4      Stock Pledge and Security Agreement, dated as of March 31, 2000, by Alchem
           Capital Corporation in favor of GMAC Commercial Credit LLC as agent:
           Incorporated by reference to Exhibit 99.4 to the Company's Current Report on
           Form 8-K dated March 31, 2000 and filed with the Securities and Exchange
           Commission on April 13, 2000.
4.3.5      Stock Pledge and Security Agreement, dated as of March 31, 2000, by Delta Mills,
           Inc. in favor of GMAC commercial Credit LLC as agent:  Incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated
           March 31, 2000 and filed with the Securities and Exchange Commission on
           April 13, 2000
4.3.6      Stock Pledge and Security Agreement, dated as of May 11, 2000, by Delta
           Woodside Industries, Inc. in favor of GMAC Commercial Credit LLC as agent:
           Incorporated by reference to Exhibit  4.3.6 to the DWI 2000 10-K.*
4.4        The Company hereby agrees to furnish to the Commission upon request of the
           Commission a copy of any instrument with respect to long-term debt not being registered in a principal amount less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
---------------------------------------------------------------
FORM 8-K - CONTINUED
--------------------

10.1       Lease dated September 1, 1998, by and between Hammond Square, Ltd. and
           Delta WoodsideIndustries, Inc.: Incorporated by reference to Exhibit 10.1 to Form
           10-K of Delta Woodside Industries, Inc. for the fiscal year ended July 3, 1999 (the
           "DWI 1999 10-K").*
10.1.1     Letter terminating lease between 233 N. Main, Inc. (formerly named Hammond
           Square, Ltd.) and theCompany:  Incorporated by reference to Exhibit 10.1.1 to the
           DWI 2000 10-K.*
10.2**     Delta Woodside Industries, Inc. Deferred Compensation Plan for Key
           Managers, Amended and Restated effective June 30, 2000, as amended.
10.3.1**   Delta Woodside Industries, Inc. Incentive Stock Award Plan effective July
           1, 1990: Incorporated by reference to Exhibit 10.1 to the Form 10-Q of Delta
           Woodside Industries, Inc. for the fiscal quarter ended March 31, 1990.*
10.3.2**   1995 Amendment to the Incentive Stock Award Plan effective as of
           November 9, 1995:  Incorporated by reference to Exhibit 10.3.1 to the Form 10-Q of Delta Woodside Industries, Inc. for the quarterly period ended December 30,
           1995 (the "DWI 12/95 10-Q").*
10.3.3**   1997 Amendment to the Incentive Stock Award Plan effective as of
           November 6, 1997: Incorporated by reference to Exhibit 99.1 to the Registration
           Statement on Form S-8 of Delta Woodside Industries, Inc. (File No. 333-45771).
10.4.1**   Delta Woodside Industries, Inc. Stock Option Plan effective as of July 1,
           1990: Incorporated by reference to Exhibit 10.11 to the Form 10-K of Delta Woodside
           Industries,  Inc. for the fiscal year ended June 30, 1999.*
10.4.2**   Amendment No. 1 to Stock Option Plan: Incorporated by reference to
           Exhibit 10.1 to the Form 10-Q of Delta Woodside Industries, Inc. for the quarterly period ended  December 29, 1990 (the "DWI 12/90 10-Q").*
10.4.3**   Amendment to Stock Option Plan: Incorporated by reference to Exhibit 10.9.2 to the Form 10-K of Delta Woodside Industries, Inc. for the fiscal year ended June
           29, 1991 (the  "DWI 1991 10-K").*
10.4.4**   1995 Amendment to Stock Option Plan effective as of November 9, 1995:
           Incorporated by reference to Exhibit 10.4.4 to the DWI 12/95 10-Q.*
10.4.5**   1997 Amendment to Stock Option Plan effective as of November 6, 1997: Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Delta
           Woodside Industries, Inc. (File No. 333-45767).
10.4.6**   Amendment to Stock Option Plan adopted April 25, 2000: Incorporated by reference to Exhibit 10.4.6 to Form 10-Q of Delta Woodside Industries, Inc. for the
           fiscal quarter ended April 1, 2000.*
10.4.7**   Amendments to Stock Option Plan:  Incorporated by reference to Exhibit 10.4.7 to the DWI 2000 10-K.*
10.5       Stock Transfer Restrictions and Right of First Refusal Agreement between
           Delta Woodside Industries, Inc. and E. Erwin Maddrey, II: Incorporated by
           reference to Exhibit 10.2 to the DWI 12/90 10-Q.*
10.5.1     Termination of Stock Transfer Restrictions and Right of First Refusal
           Agreement with E. Erwin Maddrey, II, dated June 22, 2000:  Incorporated by reference to Exhibit 10.5.1  to the DWI 2000 10-K.*
10.6       Stock Transfer Restrictions and Right of First Refusal Agreement between
           Delta Woodside Industries, Inc. and Bettis C. Rainsford: Incorporated by reference to Exhibit 10.3 to the DWI 12/90 10-Q.*
10.6.1     Termination of Stock Transfer Restrictions and Right of First Refusal Agreement with
           Bettis C.Rainsford, dated June 14, 2000:  Incorporated by reference to Exhibit 10.6.1 to the DWI 2000 10-K.*
10.7**     Form of Amendment of Certain Rights and Benefits Relating to Stock Options
           and Deferred Compensation by and between the Company and certain pre-spin-off plan participants: Incorporated by reference to Exhibit 10.7 to the DWI 2000 10-K.*
10.7.1     List of directors and officers of the Company who signed the document described in Exhibit 10.7:  Incorporated by reference to Exhibit 10.7.1 to DWI
           2000 10-K.*
10.7.2**   Form of Amendment of Stock Options by and between Delta Woodside Industries, Inc.
           and certain pre-spin-off plan participants.  Incorporated by reference to Exhibit 10.7.2 to DWI 2000 10-K*


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
---------------------------------------------------------------
FORM 8-K - CONTINUED
--------------------


10.8.1**   Directors Stock Acquisition Plan: Incorporated by reference to Exhibit 10.14 to the DWI 1991 10-K.*
10.8.2**   Amendment to Directors Stock Acquisition Plan, dated April 30, 1992:
           Incorporated by reference to Exhibit 10.12.2 to the DWI 1992 10-K.*
10.9**     Delta Woodside Industries, Inc. Long Term Incentive Plan: Incorporated by
           reference to Exhibit 10.2 to the Registration Statement on Form S-4 of the
           Company (File No. 333-37617).
10.9.1**   Amendments of Delta Woodside Industries, Inc. Long Term Incentive Plan:
           Incorporated by reference to Exhibit 10.9.1 to the DWI 2000 10-K.*
10.9.2**   Form of Agreement Respecting Delta Woodside Industries, Inc. Long Term
           Incentive Plan, dated in June 2000:  Incorporated by reference to Exhibit 10.9.2 to the DWI 2000 10-K.*
10.10**    2000 Stock Option Plan of Delta Woodside Industries, Inc.:  Incorporated by
           reference to Exhibit 10.10 to the DWI 2000 10-K.*
10.11**    2000 Incentive Stock Award Plan of Delta Woodside Industries, Inc.:
           Incorporated by reference to Exhibit 10.11 to the DWI 2000 10-K.*
10.12**    Letter dated December 14, 1998 to Robert W. Humphreys: Incorporated by
           reference to Exhibit 10.10 to the Form 10-Q/A of Delta Woodside Industries, Inc.
           for the quarterly period ended December 26, 1998 (the "DWI 12/98 10-Q").*
10.12.1**  Letter dated April 22, 1999 to Robert W. Humphreys: Incorporated by reference to Exhibit 10.12.1 to the DWI 1999 10-K.*
10.13**    Letter dated December 14,1998 to Jane H. Greer: Incorporated by reference to
           Exhibit 10.11 to the DWI 12/98 10-Q.*
10.14**    Letter dated June 28, 2000 to William F. Garrett:  Incorporated by reference to
           Exhibit 10.l4 to the DWI 2000 10-K.*
10.15**    Election and Release Form for the Severance Plan for Salaried Employees of
           Delta Woodside Industries, Inc., and its Adopting Subsidiaries with Bettis C.
           Rainsford:  Incorporated by reference to Exhibit 10.15 to the DWI
           2000 10-K.*
10.16      Letter terminating lease with Bettis C. Rainsford:  Incorporated by reference to
           Exhibit 10.16 to the DWI 2000 10-K.*
10.17      See Exhibits 4.2, 4.3.1, 4.3.2, 4.3.3, 4.3.4, 4.3.5 and 4.3.6.
23         Report on Schedule by Independent Auditors.

*          All reports previously filed with the Commission by Delta Woodside Industries, Inc. pursuant to the Exchange Act and rules and regulations promulgated thereunder, exhibits of which are incorporated by reference into this Report, were filed under Commission File No. 1-10095.

**         This is a management contract or compensatory plan or arrangement.


The registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit to any of the above filed exhibits upon request of the Commission.

     (b)  Reports  on  Form  8-K
          ----------------------
          The Company filed a Form 8-K with date of March 31, 2000. Items reported were:
               Item  5.  Other  Events
               Item  7.  Financial  statements  and  exhibits

     (c)  Exhibits
          --------
          The response to this portion of Item 14 is submitted as a separate section of this report.

     (d)  Financial  Statement  Schedules
          -------------------------------
          Not  applicable

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DELTA  MILLS,  INC.
                                   (Registrant)



       9/28/2000               By:  /s/  William  F.  Garrett
     --------------               ------------------------------
         Date                     William  F.  Garrett
                                  President,  Chief  Executive  Officer
                                  and  Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  E. Erwin  Maddrey, II   9/28/2000     /s/  William  F.  Garrett  9/28/2000
--------------------------------------     ------------------------------------
E.  Erwin  Maddrey,  II          Date      William  F.  Garrett         Date
Director                                   President,  Chief  Executive Officer
                                           and  Director

/s/  Buck  A.  Mickel        9/28/2000     /s/ William H. Hardman, Jr 9/25/2000
--------------------------------------     ------------------------------------
Buck A. Mickel                   Date      William H. Hardman, Jr.     Date
Director                                   Vice President, Treasurer and Chief
                                           Financial  Officer

                                           /s/  Donald  C.  Walker 9/25/2000
                                           ---------------------------------
                                           Donald  C.  Walker          Date
                                           Controller

                                  EXHIBIT INDEX

                      ITEM 14 (a) (1) and (2), (c) and (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULES

                             YEAR ENDED JULY 1, 2000

                                DELTA MILLS, INC.

                           GREENVILLE, SOUTH CAROLINA

FORM  10-K--ITEM  14(A)(1)  AND  (2)
------------------------------------

DELTA  MILLS,  INC.

LIST  OF  FINANCIAL  STATEMENTS  AND  FINANCIAL  STATEMENT  SCHEDULES


The following consolidated financial statements of Delta Mills, Inc. and for the Year ended July 1, 2000 are incorporated by reference in Item 8:

     Consolidated  balance  sheets-July  1,  2000  and  July  3,  1999.

     Consolidated statements of operations--Years ended July 1, 2000 and July 3, 1999, and June 27,1998.

     Consolidated statements of shareholder's equity-- Years ended July 1, 2000 and July 3, 1999, and June 27,1998.

     Consolidated statements of cash flows-- Years ended July 1, 2000 and July 3, 1999, and June 27,1998.

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

                                           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                                            DELTA MILLS, INC.

-------------------------------------------------------------------------------------------------------------------------------
           COL. A                                   COL. B          COL. C                       COL. D             COL. E
-------------------------------------------------------------------------------------------------------------------------------
                                                                   ADDITIONS
                                                                  ----------------------------
                                                  Balance at
        DESCRIPTION                               Beginning         (1)              (2)       Deductions        Balance at End
                                                  of Period     Charged to       Charged to     Describe           of Period
                                                                   Costs            Other
                                                               and Expenses  Accounts-Describe
-------------------------------------------------------------------------------------------------------------------------------
Deducted from asset accounts
Allowance for Doubtful Accounts and Returns:
Year ended July 1, 2000                       $          291,000                               $  118,000  (2)  $       173,000
                                              ==================                               ==========       ===============
Year ended July 3, 1999                       $          246,000                  $   45,000               (1)  $       291,000
                                              ==================                  ==========                    ===============
Year ended June 27, 1998                      $          128,000                  $  118,000               (1)  $       246,000
                                              ==================                  ==========                    ===============
Inventory reserves:

Year ended July 1, 2000                       $        1,347,000                               $    9,000  (2)  $     1,338,000
                                              ==================                               ==========       ===============
Year ended July 3, 1999                       $        3,452,000                               $2,105,000  (2)  $     1,347,000
                                              ==================                               ==========       ===============
Year ended June 27, 1999                      $        2,638,000  $  814,000                                    $     3,452,000
                                              ==================  ==========                                    ===============

NOTES:

(1)  Net  change  in  sales  allowances  charged  to  income  as  a  reduction  of  sales.
(2)  Deducted  from  costs  and  expenses.