Form 10-Q
period 2000-09-30
DELTA MILLS INC
filed 2000-11-14
CIK 1046860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  September  30,  2000
OR
[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15  (d)  OF  THE
       SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from  ____________  to  ____________

Commission  File  number  333-376-17

                               DELTA MILLS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                   13-2677657
   -------------------------------                    --------------------
   (State or other jurisdiction of                     (I.R.S.  Employer
    Incorporation or organization)                    Identification  No.)


100  Augusta  Street
Greenville,  South  Carolina                                  29601
---------------------------------------                    -----------
(Address of principal executive offices)                   (Zip  Code)

                                  864\255-4100
                                  ------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value-- 100 shares as of November 14, 2000.

THE  REGISTRANT  MEETS  THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a)
AND H(1)(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

DELTA  MILLS,  INC.

                                      INDEX

PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements  (Unaudited)

  Condensed  consolidated  balance  sheets--
  September  30,  2000  and  July  1,  2000                                  3-4

  Condensed  consolidated  statements  of  operations--
  Three  months  ended  September  30,  2000  and
  October  2,  1999                                                            5

  Condensed  consolidated  statements  of  cash
  flows-Three  months  ended  September  30,  2000
  and  October  2,  1999                                                       6

  Notes  to  condensed  consolidated  financial
  statements-September  30,  2000                                            7-8

Item  2.  Management's  Discussion  and  Analysis  of
          Financial  Condition  and  Results  of  Operations                9-10

Item  3.  Quantitative  and Qualitative Disclosures About Market Risk         10

Part II.  OTHER  INFORMATION                                                  11

SIGNATURES                                                                    12

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

DELTA  MILLS,  INC.

CONDENSED CONSOLIDATED BALANCE SHEETS                                   September 30,   July 1,
                                                                             2000         2000
                                                                        --------------  --------
                                                                         (Unaudited)
                                                                             (In thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                             $        5,311  $ 18,287
  Accounts receivable:
    Factor and other                                                            65,944    71,670
    Less allowances for doubtful accounts and returns                              171       173
                                                                        --------------  --------
                                                                                65,773    71,497

Inventories:
  Finished goods                                                                 7,871     4,916
  Work in process                                                               31,778    31,324
  Raw materials and supplies                                                     8,368     7,679
                                                                        --------------  --------
                                                                                48,017    43,919

Deferred income taxes                                                            1,222     1,208
Other assets                                                                       506       467
                                                                        --------------  --------
                       TOTAL CURRENT ASSETS                                    120,829   135,378

PROPERTY, PLANT AND EQUIPMENT
  Cost                                                                         162,192   161,670
  Accumulated depreciation                                                      73,070    70,322
                                                                        --------------  --------
                                                                                89,122    91,348

DEFERRED LOAN COSTS AND OTHER ASSETS                                             2,718     2,886
                                                                        --------------  --------
                        TOTAL ASSETS                                    $      212,669  $229,612
                                                                        ==============  ========

DELTA  MILLS,  INC

CONDENSED  CONSOLIDATED  BALANCE  SHEETS-Continued

                                                                September 30,   July 1,
                                                                     2000         2000
                                                                --------------  --------
                                                                 (Unaudited)
                                                                      (In thousands)
LIABILITIES

CURRENT LIABILITIES
  Trade accounts payable                                        $       14,917  $ 14,514
  Payable to affiliates                                                    347     1,318
  Accrued employee compensation                                          1,765     2,858
  Accrued and sundry liabilities                                        19,042    21,530
                                                                --------------  --------
                          TOTAL CURRENT LIABILITIES                     36,071    40,220

LONG-TERM DEBT                                                          99,425   115,078
DEFERRED INCOME TAXES                                                   13,831    12,314
DEFERRED COMPENSATION                                                    5,936     5,813


SHAREHOLDERS' EQUITY
  Common Stock, par value $.01--authorized
    3,000 shares, issued and outstanding 100 shares                          0         0
  Additional paid-in capital                                            51,792    51,792
  Retained earnings                                                      5,614     4,395
                                                                --------------  --------
TOTAL SHAREHOLDERS' EQUITY                                              57,406    56,187
                                                                --------------  --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $      212,669  $229,612
                                                                ==============  ========

DELTA  MILLS,  INC.

CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)

                                                      Three Months Ended
                                                 -----------------------------
                                                  September 30,    October 2,
                                                      2000            1999
                                                 ---------------  ------------
                                                         (In thousands)
Net sales to non-affiliated parties              $       63,199   $    58,008
Net sales to affiliated parties                               0         7,310
                                                 ---------------  ------------
Net sales                                                63,199        65,318
Cost of goods sold                                       53,925        59,501
                                                 ---------------  ------------
Gross profit on sales                                     9,274         5,817
Selling, general and administrative                       3,341         3,409
Other (income)                                             (373)          (33)
                                                 ---------------  ------------
                     OPERATING PROFIT                     6,306         2,441

Interest expense (income):
  Interest expense                                        2,949         4,313
  Interest (income)                                        (262)         (145)
                                                 ---------------  ------------
                                                          2,687         4,168


INCOME(LOSS) BEFORE INCOME TAXES AND
EXTRAORDINARY ITEM                                        3,619        (1,727)
Income tax expense (benefit)                              1,285          (677)
                                                 ---------------  ------------

INCOME (LOSS) BEFORE EXTRAORDINARY
ITEM                                                      2,334        (1,050)

Extraordinary gain on early retirement of debt
  less applicable income taxes                              639             0
                                                 ---------------  ------------

NET INCOME (LOSS)                                $        2,973   $    (1,050)
                                                 ===============  ============

DELTA  MILLS,  INC.

CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

                                                           Three Months Ended
                                                     -----------------------------
                                                      September 30,    October 2,
                                                          2000            1999
                                                     ---------------  ------------
                                                             (In Thousands)
OPERATING ACTIVITIES
Net Income (loss)                                    $        2,973   $    (1,050)

Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation                                              2,748         3,434
    Amortization                                                106           173
    Decrease in deferred loan costs                             392
    Gain on early retirement of debt                         (1,383)
    Provision for losses on accounts receivable                  (2)
    Provision for deferred income taxes                       1,503
    Gains on disposition of property and equipment             (341)
    Deferred compensation                                       123           138
    Changes in operating assets and liabilities              (2,276)       11,800
                                                     ---------------  ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                     3,843        14,495

INVESTING ACTIVITIES
  Property, plant and equipment:
  Purchases                                                    (919)       (1,577)
  Proceeds of dispositions of assets                            450             0
  Other                                                        (330)            0
                                                     ---------------  ------------
NET CASH PROVIDED (USED) BY
           INVESTING ACTIVITIES                                (799)       (1,577)

FINANCING ACTIVITIES
  Repurchase and retirement of long term debt               (14,270)            0
  Dividends paid                                             (1,750)            0
                                                     ---------------  ------------

NET CASH PROVIDED (USED)
 BY FINANCING ACTIVITIES
                                                            (16,020)            0
                                                     ---------------  ------------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                          (12,976)       12,918

Cash and cash equivalents at beginning of quarter            18,287         9,903
                                                     ---------------  ------------

CASH AND CASH EQUIVALENTS AT END OF QUARTER          $        5,311   $    22,821
                                                     ===============  ============

DELTA  MILLS,  INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September  30,  2000

NOTE  A--BASIS  OF  PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Delta Mills, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of only normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 1, 2000.

NOTE  B--SUMMARIZED  FINANCIAL  INFORMATION  OF  SUBSIDIARY

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

Summarized financial information for the Guarantor is as follows (in thousands):

                          September 30,    July 1,
                              2000          2000
                         ---------------  ---------

Current assets           $          258   $    234
Noncurrent assets                   109        117
Current liabilities               1,470      1,479
Noncurrent liabilities              830        785
Stockholder's (deficit)          (1,933)    (1,913)


Summarized results of operations for the Guarantor are as follows (in thousands):

                                            Three  Months  Ended
                                        ----------------------------
                                        September 30,    October 2,
                                            2000            1999
                                       ---------------  ------------

Net sales - intercompany commissions   $        1,043   $       944
Costs and expenses                              1,063         1,043
Income from continuing operations                 (20)           (9)
Net profit (loss)                                 (20)           (9)

NOTE  C-LONG-TERM  DEBT,  CREDIT  ARRANGEMENTS,  AND  NOTES  PAYABLE

The Company has obtained a secured three-year $50 million revolving bank credit facility. At each of July 1, 2000 and September 30, 2000, no amounts were outstanding under this facility. The credit facility contains restrictive covenants that, among other things, require that the Delta Mills' Maximum Leverage Ratio, as defined, not exceed specified amounts. The agreement also restricts additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to the Company's stock is permitted if there is no event of default and there is at least $1 of availability under the facility.

During the quarter ended September 30, 2000, the Company acquired for $14,270,480 a portion of its 9 5/8% Senior Notes. The aggregate principal face amount of the acquired Senior Notes was $15,653,000. The Company recognized an extraordinary gain on the early retirement of debt of $639,000 net of taxes of $352,000.

In October 2000, the Company acquired for the sum of $3,664,810 an additional portion of its 9 5/8% Senior Notes, the aggregate principal face amount of which was $4,063,000.

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

The forward-looking statements in this Quarterly Report are based on the Company's expectations and are subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. These risks and uncertainties include, among others, changes in the retail demand for apparel products, the cost of raw materials, competitive conditions in the apparel and textile industries, the relative strength of the United States dollar as against other currencies, changes in United States trade regulations and the discovery of unknown conditions (such as with respect to environmental matters, and similar items). The Company does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized

The Company sells a broad range of finished apparel fabric primarily to branded apparel manufactures and resellers.

Net sales to non-affiliated parties in the first quarter of fiscal year 2001 were $63.2 million as compared to $58.0 million in the first quarter of the prior fiscal year, an increase of 9%. The increase was due principally to an increase in unit sales of cotton products as a result of improved market conditions. Net sales to affiliated parties were eliminated in the first quarter of fiscal year 2001 due to the sale of the Rainsford Plant to Delta Apparel, Inc. in the fourth quarter of fiscal year 2000.

Gross profit from continuing operations increased to $9.3 million and 14.7% of sales in the first quarter of fiscal year 2001. This compares to gross profit of $5.8 million and 8.9% of sales in the prior year quarter. The increase in gross profit margin was the result of increased sales and increased capacity utilization associated with cotton products. Also contributing to the increase in gross profit margin was the reduction in cost associated with the downsizing of the synthetic product line that occurred during the first part of fiscal year 2000.

Selling, general and administrative expense (SG&A) was $3.3 million and 5.3% of net sales for the first quarter of fiscal year 2001 compared to SG&A of $3.4 million and 5.2% of net sales for the prior year quarter. The decrease in SG&A was directly related to the reduction in overhead associated with corporate management fees.

Income from continuing operations was $2.3 million for the first quarter of fiscal 2001 compared to a loss of $1.1 million in the prior year quarter. The increase of $3.4 million was the result of the increase in gross profit and the decrease in SG&A as described above coupled with a reduction in interest expense due to lower debt levels associated with the extinguishment of a portion of the Company's senior notes.

Extraordinary gain, net of taxes of $352,000, was $639,000 in the current year quarter. The extraordinary gain occurred when the Company purchased $15.7 million face amount of its 9 5/8% Senior Notes for $14.2 million. There was no extraordinary gain in the prior year quarter. In October 2000, the Company acquired for the sum of $3,664,810 an additional portion of its 9 5/8% Senior Notes, the aggregate principal face amount of which was $4,063,000.

Net income was $3.0 million for the quarter ended September 30, 2000 compared to a net loss of $1.1 million in the prior year quarter.

The Company's order backlog at September 30, 2000 was $76.4 million, a 29% increase over the backlog of $59.2 million at October 2, 1999. The increase was spread throughout all product lines.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The Company believes that cash flow generated by its operations will be sufficient to service its debt, to satisfy its day to day working capital requirements, to pay dividends and to fund its planned capital expenditures.

In June 1998, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard, as subsequently amended by SFAS Nos. 137 and 138, requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. On July 2, 2000, the Company adopted the new standard. The Company's management has determined that its cotton buying contracts meet the criteria for exclusion under the normal purchases and normal sales exemption and are not considered derivatives; therefore, the Company had no financial statement impact from the adoption of the standard.

Item  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. As of September 30, 2000, a 10% decline in market price of the Company's fixed price contracts would have had a negative impact of approximately $1.7 million on the value of the contracts.

PART  II.  OTHER  INFORMATION

Item  6.   Exhibits  and  Reports  on  Form  8-K

    (a)    Exhibits  required  by  Item  601  of  Regulation  S-K
                10.10.1 Amendment of 2000 Stock Option Plan of Delta Woodside Industries, Inc.: Incorporated by reference to exhibit
                         10.10.1 to Quarterly Report on Form 10-Q of Delta Woodside Industries, for the fiscal quarter ended September 30, 2000 (File No. 1-10095).

    (b)    Reports  on  Form  8-K filed during quarter ended September 30, 2000.
                         None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Delta  Mills,  Inc.
                                         -------------------------
                                         (Registrant)




Date    November 14, 2000                 /s/  W.H.  Hardman,  Jr.
      ----------------------             -------------------------
                                         W.H.  Hardman,  Jr.
                                         Chief  Financial  Officer