Form 10-Q
period 2000-12-30
DELTA MILLS INC
filed 2001-02-02
CIK 1046860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  December 30, 2000
OR
[     ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d) OF THE
        SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from  ____________  to  ____________

Commission  File  number  333-376-17

                                DELTA MILLS, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                               13-2677657
    --------------------------------               --------------------
    (State or other jurisdiction of                 (I.R.S.  Employer
    Incorporation  or  organization)               Identification  No.)


100  Augusta  Street
Greenville,  South  Carolina                             29601
----------------------------------------               ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value-- 100 shares as of February 2, 2001.
2
THE  REGISTRANT  MEETS  THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a)
AND H(1)(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

DELTA  MILLS,  INC.
                                      INDEX
PART  I.  FINANCIAL  INFORMATION
Item 1.  Financial Statements (Unaudited)

  Condensed consolidated balance sheets--
  December 30, 2000 and July 1, 2000                                     3-4

  Condensed consolidated statements of operations--
  Three months and six months ended December 30, 2000
  and January 1, 2000                                                      5

  Condensed consolidated statements of cash
  flows-Six months ended December 30, 2000
  and January 1, 2000                                                      6

  Notes to condensed consolidated financial
  statements-December 30, 2000                                           7-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  9-10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       10

Part II.  OTHER INFORMATION                                               11

SIGNATURES                                                                12

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

DELTA  MILLS,  INC.

CONDENSED CONSOLIDATED BALANCE SHEETS                               December 30,  July 1,
                                                                        2000       2000
                                                                    ------------  -------
                                                                     (Unaudited)
                                                                        (In  thousands)
ASSETS

CURRENT  ASSETS
  Cash and cash equivalents                                            $    279  $ 18,287
  Accounts receivable:
    Factor and other                                                     57,870    71,670
    Less allowances for doubtful accounts and returns                       124       173
                                                                       --------  --------
                                                                         57,746    71,497

Inventories:
  Finished goods                                                         10,365     4,916
  Work in process                                                        26,450    31,324
  Raw materials and supplies                                              7,462     7,679
                                                                       --------  --------
                                                                         44,277    43,919

Deferred income taxes                                                     1,083     1,208
Other assets                                                                430       467
                                                                       --------  --------
                                    TOTAL CURRENT ASSETS                103,815   135,378

PROPERTY, PLANT AND EQUIPMENT
  Cost                                                                  163,058   161,670
  Accumulated depreciation                                               75,878    70,322
                                                                       --------  --------
                                                                         87,180    91,348

DEFERRED LOAN COSTS AND OTHER ASSETS                                      2,275     2,886
                                                                       --------  --------
                                           TOTAL ASSETS                $193,270  $229,612
                                                                       ========  ========

See  notes  to  consolidated  financial  statements.

DELTA  MILLS,  INC

CONDENSED  CONSOLIDATED  BALANCE  SHEETS-Continued

                                                            December 30,  July 1,
                                                                2000       2000
                                                            ------------  --------
                                                            (Unaudited)
                                                                (In  thousands)
LIABILITIES
CURRENT LIABILITIES
  Trade accounts payable                                       $ 10,824  $ 14,514
  Payable to affiliates                                             921     1,318
  Accrued employee compensation                                   1,131     2,858
  Accrued and sundry liabilities                                 19,014    21,530
                                                            ------------  --------
                          TOTAL CURRENT LIABILITIES              31,890    40,220

LONG-TERM DEBT                                                   83,815   115,078
DEFERRED INCOME TAXES                                            14,137    12,314
DEFERRED COMPENSATION                                             6,375     5,813


SHAREHOLDERS' EQUITY
  Common Stock, par value $.01--authorized
    3,000 shares, issued and outstanding 100 shares                   0         0
  Additional paid-in capital                                     51,792    51,792
  Retained earnings                                               5,261     4,395
                                                            ------------  --------
TOTAL SHAREHOLDERS' EQUITY                                       57,053    56,187
                                                            ------------  --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $193,270  $229,612
                                                            ============  ========

See  notes  to  consolidated  financial  statements.

                                                        Three Months Ended       Six Months Ended
                                                     ------------------------  ------------------------
                                                     December 30,  January 1,  December 30,  January 1,
                                                         2000        2000         2000        2000
                                                     ------------  ----------  ------------  ----------
                                                          (In  thousands)            (In  thousands)

Net sales to non-affiliated parties                  $    59,697   $  58,144   $   122,896   $  116,152
Net sales to affiliated parties                                0       8,297             0       15,607
                                                     ------------  ----------  ------------  -----------
Net sales                                                 59,697      66,441       122,896      131,759
Cost of goods sold                                        53,780      60,233       107,705      119,734
                                                     ------------  ----------  ------------  -----------
Gross profit on sales                                      5,917       6,208        15,191       12,025
Selling, general and administrative expenses               3,593       3,661         6,934        7,070
Other income                                                   4          58           377           92
                                                     ------------  ----------  ------------  -----------
                     OPERATING PROFIT                      2,328       2,605         8,634        5,047

Interest (expense) income:
  Interest (expense)                                      (2,687)     (4,288)       (5,636)      (8,601)
  Interest income                                            146         304           408          448
                                                     ------------  ----------  ------------  -----------
                                                          (2,541)     (3,984)       (5,228)      (8,153)



INCOME(LOSS) BEFORE INCOME TAXES
AND EXTRAORDINARY ITEM                                      (213)     (1,379)        3,406       (3,106)
Income tax expense (benefit)                                 (64)       (626)        1,221       (1,303)
                                                     ------------  ----------  ------------  -----------



INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                     (149)       (753)        2,185       (1,803)

Extraordinary gain on early retirement of debt
  less applicable income taxes                               946           0         1,585            0
                                                     ------------  ----------  ------------  -----------

NET INCOME (LOSS)                                    $       797    $   (753)  $     3,770   $   (1,803)
                                                     ============  ==========  ============  ===========


See  notes  to  consolidated  financial  statements.

DELTA  MILLS,  INC.

CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

                                                               Six Months Ended
                                                          ---------------------------
                                                           December 30,   January 1,
                                                               2000          2000
                                                          -------------  ------------
                                                                (In Thousands)
OPERATING ACTIVITIES
Net Income (loss)                                             $  3,770   $(1,803)

Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation                                                 5,556     6,950
    Amortization                                                   212       346
    Write off of loan origination costs - line of credit           783         0
    Gain on early retirement of debt                            (3,242)        0
    Provision for losses on accounts receivable                    (49)        0
    Provision for deferred income taxes                          1,948         0
    Losses (gains) on disposition of property and equipment       (341)        0
    Deferred compensation                                          562         0
    Changes in operating assets and liabilities                  5,604    19,237
                                                              ---------  --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                       14,803    24,730

INVESTING ACTIVITIES
  Property, plant and equipment:
  Purchases                                                     (1,956)   (2,308)
  Proceeds of dispositions of assets                               450        12
  Other                                                           (384)        0
                                                              ---------  --------
NET CASH (USED) BY
                INVESTING ACTIVITIES                            (1,890)   (2,296)

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit                     $  3,003         0
  Repayments on revolving lines of credit                       (3,003)        0
  Repurchase and retirement of long term debt                  (28,021)        0
  Dividends paid                                                (2,900)        0
                                                              ---------  --------
NET CASH PROVIDED (USED)
 BY FINANCING ACTIVITIES
                                                               (30,921)        0
                                                              ---------  --------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                             (18,008)   22,434

Cash and cash equivalents at beginning of year                  18,287     9,903
                                                              ---------  --------

CASH AND CASH EQUIVALENTS AT END OF QUARTER                   $    279   $32,337
                                                              =========  ========

See  notes  to  consolidated  financial  statements.

DELTA  MILLS,  INC.
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

December  30,  2000

NOTE  A--BASIS  OF  PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Delta Mills, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of only normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the six months ended December 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 1, 2000.

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

Summarized financial information for the Guarantor is as follows (in thousands):

                                                     December 30,    July 1,
                                                         2000         2000
                                                    --------------  ---------
Current assets                                      $         234   $    234
Noncurrent assets                                             101        117
Current liabilities                                         1,431      1,479
Noncurrent liabilities                                        878        785
Stockholder's (deficit)                                    (1,975)    (1,913)

Summarized results of operations for the Guarantor are as follows
(in thousands):

                                                       Six Months Ended
                                                    -------------------------
                                                      December 30,  January 1,
                                                         2000          2000
                                                    --------------  ---------

Net sales - intercompany commissions                $       2,028   $  1,903
Costs and expenses                                          2,090      2,020
Income from continuing operations                             (62)      (117)
Net profit (loss)                                             (62)       (66)

NOTE  C-LONG-TERM  DEBT,  CREDIT  ARRANGEMENTS,  AND  NOTES  PAYABLE

The Company has a secured three-year $50 million revolving bank credit facility. At each of July 1, 2000 and December 30, 2000, no amounts were outstanding under this facility. The credit facility contains restrictive covenants that, among other things, require that the Delta Mills' Maximum Leverage Ratio, as defined therein, not exceed specified amounts. The agreement also restricts additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to the Company's stock is permitted if there is no event of default and there is at least $1 of availability under the facility.

During the quarter ended December 30, 2000, the Company acquired for $13,750,876 a portion of its 9 5/8% Senior Notes. The aggregate principal face amount of the acquired Senior Notes was $15,610,000. The Company recognized an extraordinary gain on the early retirement of debt of $946,000 net of taxes of $522,000.

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

Net sales to non-affiliated parties for the three months ended December 30, 2000 were $59.7 million as compared to $58.1 million in the first quarter of the prior fiscal year, an increase of 2.7%. The increase was due principally to an increase in unit sales of cotton products as a result of improved market conditions. Net sales to affiliated parties were eliminated in the first quarter of fiscal year 2001 due to the sale of the Rainsford Plant to Delta Apparel, Inc. in the fourth quarter of fiscal year 2000. For the six months ended December 30, 2000, net sales to non-affiliated parties were $122.9 million as compared to $116.2 million for the six months ended January 1, 2000.

Gross profit was $5.9 million and 9.9% of sales in the first quarter of fiscal year 2001. This compares to gross profit of $6.2 million and 9.3% of sales in the prior year quarter. For the six months ended December 30, 2000, gross profit was $15.2 million or 12.4% of net sales as compared to $12.0 million or 9.1% of net sales for the same six month period of the prior fiscal year. The increase in gross profit margin was the result of increased capacity utilization in the first quarter and increased sales and the reduction in cost associated with downsizing of the synthetic product line during the first six months of fiscal year 2000. The increase in gross profit was somewhat offset by unabsorbed manufacturing cost associated with curtailment during the Christmas holiday season in order to adjust production and inventory in line with the Company's customer's deferments that occurred late in the second quarter. To a lesser extent, cost increases in power, fuel and some manufacturing materials contributed to the decline in gross profit during the second quarter.

Selling, general and administrative expense (SG&A) was $3.6 million and 6.0% of net sales for the first quarter of fiscal year 2001 compared to SG&A of $3.7 million and 5.5% of net sales for the prior year quarter. Selling, general and administrative expense (SG&A) was $6.9 million and 5.6% of net sales for the six months ended December 30, 2000 as compared to SG&A of $7.1 million and 5.4% of net sales for the prior year six months ended January 1, 2000.

The loss before income taxes and extraordinary item was $213,000 for the second quarter of fiscal 2001 compared to a loss of $1.4 million in the prior year quarter. The improvement of $1.2 million was the result of a reduction of interest expense due to lower debt levels associated with the extinguishment of a portion of the Company's senior note debt. Income before income taxes and extraordinary items was $3.4 million for the six months ended December 30, 2000 as compared to a loss of $3.1 million for the six months ended January 1, 2000.

Item  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
             RESULTS  OF  OPERATIONS  -  CONTINUED


Extraordinary gain, net of taxes of $522,000, was $946,000 in the current year quarter. The extraordinary gain occurred when the Company's purchased $15.6 million face amount of its 9 5/8% Senior Notes for $13.8 million. There was no extraordinary gain in the prior year quarter. For the six months ended December 30, 2000, the extraordinary gain, net of taxes of $874,000, was $1,585,000. There was no extraordinary gain in the prior year period.

Net income was $797,000 for the quarter ended December 30, 2000 compared to a net loss of $753,000 in the prior year quarter. Net income for the six months ended December 30, 2000 was $3.8 million as compared to a loss of $1.8 million for the six months ended January 1, 2000.

The Company's order backlog at December 30, 2000 was $55.8 million, a 16% decrease over the backlog of $66.8 million at January 1, 2000. The decrease in order backlog was the result of the Company's customer's deferments that occurred late in the second quarter. The backlog improved as compared to prior year levels immediately following the end of the second quarter.

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

Item  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. As of December 30, 2000, a 10% decline in market price of the Company's fixed price contracts would have had a negative impact of approximately $1.5 million on the value of the contracts.

PART  II.  OTHER  INFORMATION

Item  1.    Legal  Proceedings

On January 13, 2000, Marion Mills, LLC, a supplier to the Company, brought an action against the Company in North Carolina Superior Court in McDowell County, North Carolina. The Company removed the case to federal court in Western District of North Carolina, Asheville Division, where a trial was held and a jury rendered a verdict in favor of the Company on January 19, 2001. In that action, the plaintiff initially sought actual damages and consequential and incidental damages in excess of $9.2 million, based on an alleged failure by the Company to pay in excess of $1.8 million of invoice amounts. The consequential and incidental damages claim was based on the allegation that the Company's failure to pay caused Marion Mills, LLC to shut down its business. Essentially all of the consequential and incidental damages claim was decided in favor of the Company by summary judgment in December 2000, and the remaining claims were decided in favor of the Company by jury verdict on January 19, 2001. The plaintiff has filed a motion for a new trial. The Company believes that the plaintiff's motion for a new trial has no merit and is vigorously opposing that motion.

Item  6.   Exhibits  and  Reports  on  Form  8-K
     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Delta  Mills,  Inc.
                                 -------------------
                                 (Registrant)




Date      February  2,  2001     By:/s/  W.H.  Hardman,  Jr.
      ----------------------     ---------------------------
                                 W.H.  Hardman,  Jr.
                                 Chief  Financial  Officer