Form 10-Q
period 2001-03-31
DELTA MILLS INC
filed 2001-05-11
CIK 1046860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission  File  number  333-376-17

                                DELTA MILLS, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              13-2677657
       -----------------                                     -----------------
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                              Identification  No.)


100  Augusta  Street
Greenville, South Carolina                                           29601
----------------------------------------                           ---------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value-- 100 shares as of May 11, 2001.

THE  REGISTRANT  MEETS  THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a)
AND H(1)(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

DELTA  MILLS,  INC.

                                      INDEX

PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements  (Unaudited)

  Condensed  consolidated  balance  sheets--
  March  31,  2001  and  July  1,  2000                                      3-4

  Condensed  consolidated  statements  of  operations--
  Three  months  and  nine  months  ended  March  31,  2001
  and  April  1,  2000                                                         5

  Condensed  consolidated  statements  of  cash
  flows-Nine  months  ended  March  31,  2001
  and  April  1,  2000                                                         6

  Notes  to  condensed  consolidated  financial
  statements-March  31,  2001                                                7-8

Item  2.    Management's  Discussion  and  Analysis  of
            Financial  Condition  and  Results  of  Operations              9-10


Part  II.  OTHER  INFORMATION                                                 11

SIGNATURES                                                                    12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DELTA MILLS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS                           March 31,        July 1,
                                                                   2001           2000
                                                               ------------  ---------------
                                                               (Unaudited)
                                                                      (In thousands)

ASSETS

CURRENT ASSETS

  Cash and cash equivalents                                    $     1,721   $        18,287
  Accounts receivable:
    Factor and other                                                50,596            71,670
    Less allowances for doubtful accounts and returns                   87               173
                                                               ------------  ---------------
                                                                    50,509            71,497

Inventories:
  Finished goods                                                    10,051             4,916
  Work in process                                                   26,011            31,324
  Raw materials and supplies                                         7,567             7,679
                                                               ------------  ---------------
                                                                    43,629            43,919

Deferred income taxes                                                1,624             1,208
Other assets                                                           547               467
                                                               ------------  ---------------
                TOTAL CURRENT ASSETS                                98,030           135,378


PROPERTY, PLANT AND EQUIPMENT
  Cost                                                             165,727           161,670
  Accumulated depreciation                                          78,527            70,322
                                                               ------------  ---------------
                                                                    87,200            91,348

DEFERRED LOAN COSTS AND OTHER ASSETS                                 1,786             2,886
                                                               ------------  ---------------
                        TOTAL ASSETS                           $   187,016   $       229,612
                                                               ============  ===============

See notes to consolidated financial statements.

DELTA MILLS, INC

CONDENSED CONSOLIDATED BALANCE SHEETS-Continued

                                                                  March 31,     July 1,
                                                                   2001           2000
                                                               ------------  ---------------
                                                               (Unaudited)
                                                                     (In thousands)

LIABILITIES

CURRENT LIABILITIES
  Trade accounts payable                                       $     9,664   $        14,514
  Payable to affiliates                                                (78)            1,318
  Accrued employee compensation                                      1,323             2,858
  Accrued and sundry liabilities                                    19,534            21,530
                                                               ------------  ---------------
                       TOTAL CURRENT LIABILITIES                    30,443            40,220

LONG-TERM DEBT                                                      83,815           115,078
DEFERRED INCOME TAXES                                               11,554            12,314
DEFERRED COMPENSATION                                                6,444             5,813


SHAREHOLDERS' EQUITY
  Common Stock, par value $.01--authorized
    3,000 shares, issued and outstanding 100 shares                      0                 0
  Additional paid-in capital                                        51,792            51,792
  Retained earnings                                                  2,968             4,395
                                                               ------------  ---------------
TOTAL SHAREHOLDERS' EQUITY                                          54,760            56,187
                                                               ------------  ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $   187,016   $       229,612
                                                               ============  ===============

See  notes  to  consolidated  financial  statements.

DELTA  MILLS,  INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    Three Months Ended       Nine Months Ended
                                                 -----------------------  -----------------------
                                                  March 31,    April 1,    March 31,    April 1,
                                                    2001         2000        2001         2000
                                                 -----------  ----------  -----------  ----------
                                                      (In  thousands)          (In  thousands)

Net sales to non-affiliated parties              $   52,991   $  62,185   $  175,887   $ 178,337
Net sales to affiliated parties                           0       8,439            0      24,046
                                                 -----------  ----------  -----------  ----------
Net sales                                            52,991      70,624      175,887     202,383
Cost of goods sold                                   50,795      61,058      158,500     180,792
                                                 -----------  ----------  -----------  ----------
Gross profit                                          2,196       9,566       17,387      21,591
Selling, general and administrative expenses          3,169       3,551       10,103      10,622
Other (income)loss                                       (3)        419         (380)        327
                                                 -----------  ----------  -----------  ----------
                     OPERATING PROFIT (LOSS)           (970)      5,596        7,664      10,642

Interest expense (income):
  Interest expense                                    2,666       4,267        8,302      12,867
  Interest (income)                                     (73)       (295)        (481)       (743)
                                                 -----------  ----------  -----------  ----------
                                                      2,593       3,972        7,821      12,124

INCOME(LOSS) BEFORE INCOME TAXES
AND EXTRAORDINARY ITEM                               (3,563)      1,624         (157)     (1,482)
Income tax expense (benefit)                         (1,266)        706          (45)       (597)
                                                 -----------  ----------  -----------  ----------

INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM                                   (2,297)        918         (112)       (885)

Extraordinary gain on early retirement of debt
  less applicable income taxes                            0       3,502        1,585       3,502
                                                 -----------  ----------  -----------  ----------

NET INCOME (LOSS)                                $   (2,297)  $   4,420   $    1,473   $   2,617
                                                 ===========  ==========  ===========  ==========

See  notes  to  consolidated  financial  statements.

DELTA  MILLS,  INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    Nine Months Ended
                                                             --------------------------------
                                                                March 31,        April 1,
                                                                  2001             2000
                                                             ---------------  ---------------
                                                                     (In Thousands)

OPERATING ACTIVITIES
Net Income                                                   $        1,473   $        2,617

Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation                                                      8,204           10,403
    Amortization                                                        318              501
    Write off of loan origination costs - line of credit                783              419
    Gain on early retirement of debt                                 (3,242)          (5,883)
    Provision for deferred income taxes                              (1,176)               0
    Losses (gains) on disposition of property and equipment            (341)               0
    Deferred compensation                                               631                0
    Changes in operating assets and liabilities                      11,867           14,490
                                                             ---------------  ---------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                            18,517           22,547

INVESTING ACTIVITIES
  Property, plant and equipment:
    Purchases                                                        (4,612)          (3,304)
    Proceeds of dispositions of assets                                  450              131

                                                             ---------------  ---------------
NET CASH USED BY
                INVESTING ACTIVITIES                                 (4,162)          (3,173)

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit                    $        3,003                0
  Repayments on revolving lines of credit                            (3,003)               0
  Repurchase and retirement of long term debt                       (28,021)         (20,897)
  Dividends paid                                                     (2,900)               0
  Other                                                                   0              (50)
                                                             ---------------  ---------------
NET CASH USED
 BY FINANCING ACTIVITIES
                                                                    (30,921)         (20,947)
                                                             ---------------  ---------------

DECREASE IN CASH AND
  CASH EQUIVALENTS                                                  (16,566)          (1,573)

Cash and cash equivalents at beginning of year                       18,287            9,903
                                                             ---------------  ---------------

CASH AND CASH EQUIVALENTS AT END OF QUARTER                  $        1,721   $        8,330
                                                             ===============  ===============

See  notes  to  consolidated  financial  statements.

DELTA  MILLS,  INC.

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)


NOTE  A--BASIS  OF  PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Delta Mills, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of only normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 1, 2000.

NOTE  B--SUMMARIZED  FINANCIAL  INFORMATION  OF  SUBSIDIARY

Delta Mills Marketing, Inc. (the "Guarantor") is a wholly-owned subsidiary of the Company and has fully and unconditionally guaranteed (the "Guarantee") the Company's payment of principal, premium, if any, interest and certain liquidated damages, if any, on the Company's Senior Notes. The Guarantor's liability under the Guarantee is limited to such amount, the payment of which would not have left the Guarantor insolvent or with unreasonably small capital at the time its Guarantee was entered into, after giving effect to the incurrence of existing indebtedness immediately prior to such time.

The Guarantor is the sole subsidiary of the Company and does not comprise a material portion of the Company's assets or operations. All future subsidiaries of the Company will provide guarantees identical to the one described in the preceding paragraph unless such future subsidiaries are Receivables Subsidiaries (as defined in the indenture relating to the Notes). Such additional guarantees will be joint and several with the Guarantee of the Guarantor.

The Company has not presented separate financial statements or other disclosures concerning the Guarantor because Company management has determined that such information is not material to investors.

Summarized financial information for the Guarantor is as follows (in thousands):

                           March 31,    July 1,
                             2001        2000
                         -----------  -----------

Current assets           $      234   $    234
Noncurrent assets                93        117
Current liabilities           1,527      1,479
Noncurrent liabilities          955        785
Stockholder's (deficit)      (2,155)    (1,913)

Summarized results of operations for the Guarantor are as follows (in thousands):

                                          Nine Months Ended
                                       -----------------------
                                        March 31,    April 1,
                                          2001         2000
                                       -----------  ----------
Net sales - intercompany commissions   $    2,902   $   2,924
Costs and expenses                          3,079       3,101
Operating Profit (Loss)                      (177)       (177)
Net profit (loss)                            (242)        (95)

NOTE  C-LONG-TERM  DEBT,  CREDIT  ARRANGEMENTS,  AND  NOTES  PAYABLE

The Company has a secured three-year $50 million revolving bank credit facility. At each of July 1, 2000 and March 31, 2001, no amounts were outstanding under this facility. The credit facility contains restrictive covenants that, among other things, require that the Delta Mills' Maximum Leverage Ratio, as defined therein, not exceed specified amounts. The agreement also restricts additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to the Company's stock is permitted if there is no event of default and there is at least $1 of availability under the facility. In the nine months ended March 31, 2001, the Company paid dividends of $2.9 million to Delta Woodside Industries, Inc. In August, 1997 the Company issued $150 million of 9 5/8% senior notes that mature in August, 2007. At March 31, 2001, the outstanding balance of the notes was $83,815,000, unchanged from the quarter ended December 31, 2000.

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

Net sales to non-affiliated parties for the three months ended March 31, 2001 were $53.0 million as compared to $62.2 million in the third quarter of the prior fiscal year, a decrease of 14.8%. The decline in sales was primarily due to a reduction in sales volume which reflects the downward adjustment in market demand for the apparel industry. Net sales to affiliated parties were eliminated in the first quarter of fiscal year 2001 due to the sale of the Rainsford Plant to Delta Apparel, Inc. in the fourth quarter of fiscal year 2000. For the nine months ended March 31, 2001, net sales to non-affiliated parties were $175.9 million as compared to $178.3 million for the nine months ended April 1, 2000.

Gross profit was $2.2 million and 4.1% of sales in the third quarter of fiscal year 2001. This compares to gross profit of $9.6 million and 13.5% of sales in the prior year quarter. For the nine months ended March 31, 2001, gross profit was $17.4 million and 9.9% of net sales , as compared to $21.6 million and 10.7% of net sales for the same nine month period of the prior fiscal year. Compared to the previous year, the negative results for the current quarter were primarily due to decreased running schedules that were caused by the decline in sales and market demand. Continued price pressure and higher energy and chemical costs also had a negative impact on the current quarter and nine month results.

Selling, general and administrative expense (SG&A) was $3.2 million and 6.0% of net sales for the third quarter of fiscal year 2001 compared to SG&A of $3.6 million and 5.0% of net sales for the prior year quarter. Selling, general and administrative expense (SG&A) was $10.1 million and 5.7% of net sales for the nine months ended March 31, 2001 from SG&A of $10.6 million and 5.3% of net sales for the prior year nine months ended April 1, 2000.

The loss before income taxes and extraordinary item was $3.6 million for the third quarter of fiscal 2001 compared to income of $1.6 million in the prior year quarter. The loss before income taxes and extraordinary items was $157,000 for the nine months ended March 31, 2001 as compared to a loss of $1.5 million for the nine months ended April 1, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


For the nine months ended March 31, 2001, the extraordinary gain of $1,585,000, net of taxes of $874,000, occurred when the Company purchased $15.6 million face amount of its 9 5/8% Senior Notes for $13.8 million. For the three and nine months ended April 1, 2000, the extraordinary gain, net of taxes of $2,381,000, was $3,502,000.

The net loss for the quarter ended March 31, 2001 was $2.3 million compared to net income of $4.4 million in the prior year quarter. Net income for the nine months ended March 31, 2001 was $1.5 million as compared to income of $2.6 million for the nine months ended April 1, 2000.

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

PART  II.  OTHER  INFORMATION

Item  1.    Legal  Proceedings

On January 13, 2000, Marion Mills, LLC, a supplier to the Company, brought an action against the Company in North Carolina Superior Court in McDowell County, North Carolina. The Company removed the case to federal court in Western District of North Carolina, Asheville Division, where a trial was held and a jury rendered a verdict in favor of the Company on January 19, 2001. In that action, the plaintiff initially sought actual damages and consequential and incidental damages in excess of $9.2 million, based on an alleged failure by the Company to pay in excess of $1.8 million of invoice amounts. The consequential and incidental damages claim was based on the allegation that the Company's failure to pay caused Marion Mills, LLC to shut down its business. Essentially all of the consequential and incidental damages claim was decided in favor of the Company by summary judgment in December 2000, and the remaining claims were decided in favor of the Company by jury verdict on January 19, 2001. The plaintiff filed a motion for a new trial. On February 8, 2001, the motion for a new trial was denied.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     Delta  Mills,  Inc.
                                                     ---------------------------
                                                     (Registrant)




Date    May  11,  2001                               By:  /s/  W.H. Hardman, Jr.
      ------------------                             ---------------------------
                                                     W.H.  Hardman,  Jr.
                                                     Chief  Financial  Officer