Form 10-K
period 2001-06-30
DELTA MILLS INC
filed 2001-09-27
CIK 1046860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

                                       OR

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)  OF  THE
       SECURITIES  EXCHANGE  ACT  OF  1934

For the transition period from  ___________ to ____________

Commission  File  Number  333-37617
                          ---------

                                DELTA MILLS, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                  13-2677657
       ----------------                    ----------------------------
  (State of Incorporation)             (I.R.S. Employer Identification No.)

100  Augusta  Street
Greenville,  South  Carolina                                 29601
--------------------------------------                      -------
(Address of principal executive offices)                   (Zip code)

                                  864/255-4100
                ------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
             Title of each class                        on which registered
             -------------------                       ---------------------

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
                 Yes   X               No
                     -----                -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

The aggregate market value of the common equity stock held by non-affiliates of the registrant as of September 25, 2001 was:

     Common  Stock,  $.01  par  value  -  0

The number of shares outstanding of each of the registrant's classes of Common Stock, as of September 25, 2001 was:

     Common  Stock,  par  value  $.01       100

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                DELTA MILLS, INC.
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001
                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                 PAGE
PART I
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . .   9
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . .   9

PART II

Item 5.   Market for Registrant's Common equity and Related Stockholder Matters.   9
Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . .  10
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . .  11
Item 7A   Quantitative and Qualitative Disclosures about Market Risk . . . . . .  16
Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . . . . .  17
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . .  31

PART III

Item 10.  Directors and Executive Officers of the Registrant . . . . . . . . . .  32
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . .  32
Item 12.  Security Ownership of Certain Beneficial Owners and Management . . . .  32
Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . . .  32

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. . . .  33

ITEM 1  BUSINESS
----------------

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

GENERAL

     Delta Mills, Inc. ("Delta Mills" or the "Company") is a Delaware corporation with its principal executive offices located at 100 Augusta Street, Greenville, South Carolina 29601 (telephone number: 864-255-4100). The Company is a wholly owned subsidiary of Delta Woodside Industries, Inc., a South Carolina corporation, the common stock of which is listed on the New York Stock Exchange under the symbol "DLW". Unless the context otherwise requires, all references herein to "Delta Mills" or the "Company" refer to Delta Mills, Inc. and any of its existing and future subsidiaries.

     The Company is a leading manufacturer and marketer of woven finished cotton, synthetic and blended fabrics, which are sold for the ultimate production of apparel. The Company sells a broad range of finished apparel fabrics primarily to branded apparel manufacturers and resellers, including Levi Strauss, Haggar Corp., the Wrangler (R) and Lee(R) divisions of V.F. Corporation, The Gap, Kellwood Company and Liz Claiborne, Inc. and private label apparel manufacturers for J.C. Penney Company, Inc., Sears, Roebuck & Co., Wal Mart Stores, Inc. and other retailers. The Company believes that it is a leading producer of cotton pants-weight woven fabric used in the manufacture of casual slacks such as Levi Strauss' Dockers(R) and Haggar Corp.'s Wrinkle-free(R). Other apparel items manufactured with the Company's woven fabrics include women's chino pants, women's blazers, career apparel (uniforms) and battle dress camouflage military uniforms. During fiscal year 2000 the Company also produced a variety of unfinished light-weight woven fabrics that were sold to converters of finished products. Due to import pressure, the unfinished fabrics business was discontinued and replaced with more profitable product lines. This move away from the unfinished fabric production was completed in the first half of fiscal 2000.

      The Company was incorporated in Delaware in 1971 and acquired by a predecessor of Delta Woodside Industries, Inc. in 1986.

PRODUCTS,  MARKETING  AND  MANUFACTURING


     The Company produces woven textile fabrics manufactured from cotton, wool or synthetic fibers or from synthetic filament yarns. Cotton and wool are purchased from numerous suppliers. Synthetic fibers and synthetic filament yarns are purchased from a smaller number of competitive suppliers. The Company spins the major portion of the spun yarns used in its weaving operations. In manufacturing these yarns, the cotton and synthetic fibers, either separately or in blends, are carded (fibers straightened and oriented) and then spun into yarn. The Company combs (removing short fibers) some cotton fiber to make high quality yarns. In other fabrics, filament yarns are used. The spun or filament yarn is then woven into fabric on looms. The unfinished fabric at this stage is referred to as greige goods. Finished fabric refers to fabric that has been treated by washing, bleaching, dyeing and applying certain chemical finishes.

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

     For fiscal year 2001, the Company had three customers, Levi Strauss, Haggar Corp., and V.F. Corporation, that each exceeded 10% of consolidated net sales. The Company's sales to these customers were $90 million, $109 million, and $150 million for fiscal 2001, 2000, and 1999, respectively. The loss of any of these accounts could have a material adverse effect on the results of the Company.

     During fiscal years 2001, 2000 and 1999, approximately 82%, 83% and 78%, respectively, of the Company's finished woven fabric sales were of fabrics made from cotton or cotton/synthetic blends, while approximately 18%, 17%, and 22%, respectively, of such sales were of fabrics made from spun synthetics and other natural fibers, including various blends of rayon, polyester, and wool. Woven fabrics are generally produced and shipped pursuant to specific purchase orders, which minimizes the Company's uncommitted inventory levels. The Company's production of cotton and cotton/synthetic blend and spun synthetic finished woven fabrics is largely vertically integrated, with the Company performing most of its own spinning, weaving and finishing. The Company's woven finished fabrics plants are currently operating at less than full capacity.


RAW  MATERIALS

     The Company's principal raw material is cotton, although it also spins polyester, wool, linen fiber, acrylic, lyocell, nylon and rayon fibers and weaves textured polyester filament. Polyester is obtained primarily from three major suppliers, all of whom provide competitive prices. For fiscal 2000 polyester prices reached the lowest prices the Company has paid since fiscal year 1993, but prices increased in fiscal 2001. The Company's average price per pound of cotton purchased and consumed (including freight, carrying cost and cost for the relatively high amount of premium cotton the Company uses) was $.659 DCWDon WalkerIncludes Rainsford for 10 months in FY 2000.in fiscal year 2001 as compared to $.661 DCWDon WalkerIncludes Rainsford in 1999 & 1998. in fiscal year 2000, and $.770 in fiscal year 1999. As of June 30, 2001, the Company had contracted to purchase 100% and had fixed the price for approximately 83% of DCWDon WalkerPer Alan Barber on 9/11/00.its expected cotton requirements for fiscal year 2002. The percentage of the

Company's cotton requirements that the Company fixes each year varies depending upon the Company's forecast of future cotton prices. The Company believes that recent cotton prices have enabled it to contract for cotton at prices that will permit it to be competitive with other companies in the United States textile industry when the cotton purchased for future use is put into production. To the extent that cotton prices decrease before the Company uses these future purchases, the Company could be materially and adversely affected, as there can be no assurance that it would be able to pass along its higher costs to its customers. In addition, to the extent that cotton prices increase and the Company has not provided for its requirements with fixed price contracts, the Company may be materially and adversely affected, as there can be no assurance that it would be able to pass along these increased costs to its customers.

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

     Foreign competition is a significant factor in the United States fabric market. The Company believes that its relatively small manual labor component, highly-automated manufacturing processes and domestic manufacturing base allow the Company to compete on a price basis and to respond more quickly than foreign producers to changing fashion trends and to its domestic customers' delivery schedules. In addition, the Company benefits from protections afforded to apparel manufacturers based in certain Latin American and Caribbean countries that ship finished garments into the United States. The North American Free Trade Agreement (often referred to as "NAFTA") entered into force on January 1, 1994. NAFTA has effectively eliminated all tariffs and quotas on goods imported from Mexico if such goods are made from fabric originating in Canada, Mexico, or the United States. The Caribbean Basin Trade Partnership Act (often referred to as "CBTPA") became effective on October 1, 2000. CBTPA has effectively eliminated tariffs and quotas on apparel products imported from participating Caribbean and Central American nations if such products are made from fabric woven in the United States of U.S. yarn. Because NAFTA and CBTPA create an incentive to use fabric manufactured in the United States, they are beneficial to the Company and other domestic producers of apparel fabrics. In contrast, apparel not meeting the criteria of NAFTA or CBTPA is subject to quotas and/or relatively higher tariffs. If NAFTA or CBTPA were repealed or altered in whole or in part, the Company believes that it could be at a serious competitive disadvantage relative to textile manufacturers in other parts of the world seeking to enter the United States market, which would have a material adverse effect on the Company. Moreover, there can be no assurance that the current favorable regulatory environment will continue or that other geographic areas will not be afforded similar regulatory advantages.

The World Trade Organization (which this document refers to as the "WTO"), a multilateral trade organization, was formed in January 1995 and is the successor to the General Agreement on Tariffs and Trade. This multilateral trade organization has set forth mechanisms by which world trade in clothing is being progressively liberalized by phasing-out quotas and reducing duties over a period of time that began in January of 1995. As it implements the WTO mechanisms, the U.S. government is negotiating bilateral trade agreements with developing countries (which are generally exporters of textile and apparel products) that are members of the WTO to get them to reduce their tariffs on imports of textiles and apparel in exchange for reductions by the United States in tariffs on imports of textiles and apparel. The elimination of quotas and the reduction of tariffs under the WTO may result in increased imports of certain textile and apparel products into North America. These factors could make the Company's products less competitive against low cost imports from developing countries.



EMPLOYEES

     The Company has approximately 1,900 employees. The Company's employees are not represented by unions. The Company believes that its relations with its employees are good.



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

ITEM 2  PROPERTIES
------  ----------

    The following table provides a description of Delta Mills, Inc.'s principal production and warehouse facilities.

                                                          Approximate
                                                            Square
     Location                               Utilization     Footage    Owned/Leased
     --------                               -----------   ----------   ------------

Greenville, SC                             Admin Offices       17,400  Leased   (1)
Beattie Plant, Fountain Inn, SC               spin/weave      390,000           (2)
Furman Plant, Fountain Inn, SC                     weave      155,000           (2)
Estes Plant, Piedmont, SC                     spin/weave      332,000           (2)
Delta 3 Plant, Wallace, SC                    dye/finish      555,000           (2)
Pamplico and Cypress Plants, Pamplico, SC     spin/weave      419,000           (2)
Delta 2 Plant, Wallace, SC                    dye/finish      347,000           (2)
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

     Except as noted above all of the above facilities are owned by Delta Mills, Inc., subject in certain cases to various outstanding security interests.

     Delta Mills Marketing, Inc. leases sales offices in New York, NY. The lease on the sales offices expires in December 2004. A small sales office lease in Dallas, Texas expires in September 2002.

     At the date of execution of this Form 10-K, the Company believes that its plants are operating at less than full production capacity.

     At the date of execution of this Form 10-K, the Company has announced plans to close and dispose of its Furman facility in Fountain Inn, SC.

     The Company believes that its equipment and facilities are generally adequate to allow it to remain competitive with its principal competitors.

     The Company's accounts receivable and inventory, and certain other intangible property, secure the Company's credit facility.

ITEM 3.  LEGAL  PROCEEDINGS
-------  ------------------

     All litigation to which the Company is a party is ordinary routine product liability litigation or contract breach litigation incident to its business that does not depart from the normal kind of such actions. The Company believes that none of these actions, if adversely decided, would have a material adverse effect on its results of operations or financial condition taken as a whole.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY-HOLDERS
--------  ----------------------------------------------------------

     Not  applicable.

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------  ----------------------------------------------------------------------

     The Company is a wholly-owned subsidiary of Delta Woodside Industries, Inc. Accordingly, there is no established public trading market for the Company's common stock.

     During 2001, the Company declared dividends of $2,900,000. The Company declared no dividends for fiscal year 2000. The information concerning limitations on cash distributions contained under the subheading "Liquidity and Sources of Capital" under Item 7 is incorporated herein by reference.

ITEM  6.  SELECTED  FINANCIAL  DATA
-------   -------------------------
In  Thousands,  Except  Ratios
                                                                   Fiscal Year (1)
                                                -----------------------------------------------------
STATEMENTS OF OPERATIONS DATA:(1)
                                                    2001       2000       1999       1998       1997
                                                ---------  ---------  ---------  ---------  ---------
Net Sales                                       $212,960   $276,511   $348,955   $364,395   $358,204
Cost of Goods Sold                               196,692    243,254    292,914    300,556    293,145
                                                ---------  ---------  ---------  ---------  ---------
Gross Profit                                      16,268     33,257     56,041     63,839     65,059

Selling, general and administrative expenses      14,609     15,345     16,937     17,585     16,323
Other income                                         302        446         96        146      1,553
                                                ---------  ---------  ---------  ---------  ---------
Operating Profit                                   1,961     18,358     39,200     46,400     50,289
Interest expense                                  11,064     16,095     17,414     19,324     14,212
Interest (income)                                   (547)      (958)      (185)      (152)         0
Income (Loss) from Continuing Operations
  Before Taxes and Extraordinary Items            (8,556)     3,221     21,971     27,228     36,077
Income Tax Expense (Benefit)                      (3,065)     1,280      8,590     10,743     14,187
                                                ---------  ---------  ---------  ---------  ---------
Income (Loss) from Continuing Operations
  Before Extraordinary Items                      (5,491)     1,941     13,381     16,485     21,890
Extraordinary gain (net of taxes)                  1,585      4,659
Profit (Loss) from Discontinued Operations                     (174)     3,802    (25,909)    (5,337)
                                                ---------  ---------  ---------  ---------  ---------
Net Income (Loss)                               $ (3,906)  $  6,426   $ 17,183    ($9,424)  $ 16,553
                                                =========  =========  =========  =========  =========
OTHER DATA:(1)
Depreciation and amortization                   $ 11,310   $ 14,015   $ 14,815   $ 14,127   $ 13,840

Capital expenditures                               5,151      4,340      9,075      4,065     14,122

EBITDA  (2)                                       13,271     32,373     54,015     60,527     64,129

Ratio of EBITDA to interest expense (2)              1.2        2.0        3.1        3.1        4.5

BALANCE SHEET DATA: (1)
Working Capital (deficit)                       $ 64,270   $ 95,158   $101,613   $107,423    ($7,525)

Total assets                                     181,747    229,612    260,951    290,290    345,010

Total debt and other long-term obligations (3)    83,815    115,078    150,000    176,635    268,658

Shareholder's equity (deficit)                    49,381     56,187     49,761     40,078      7,844


NOTES  TO  SELECTED  FINANCIAL  DATA
(1) The amounts presented for years prior to fiscal 1998 have been restated to conform to the fiscal 1998, fiscal 1999 and fiscal 2000 presentation of discontinued operations. The Stevcoknit knitted fabrics business is presented as part of discontinued operations.
(2) "EBITDA" is defined herein as operating profit, plus depreciation and amortization expense. While EBITDA should not be construed as an alternative to operating earnings (loss) or net income (loss), or as an indicator of operating performance or liquidity, the Company believes that the ratio of EBITDA to interest expense is a measure that is commonly used to evaluate a company's ability to service debt.
(3) Total debt and other long-term obligations, for fiscal years prior to fiscal 1998, consist of the long-term debt due to affiliate, the current loan payable to affiliate and the noninterest-bearing payable to affiliates. See Notes C and E to the Consolidated Financial Statements.

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

     The Company does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized

RESULTS  OF  OPERATIONS  FISCAL  2001  VERSUS  FISCAL  2000

     Net Sales. Consolidated net sales for the year ended June 30, 2001 totaled $213.0 million, as compared to $276.5 million for the year ended July 1, 2000, a decrease of 23.0%. The decline in sales was due to declines in volume and price as retail market demand weakened over the past fiscal year. The weak demand continues to create inventory adjustments at retail, that have resulted in price pressure and order deferments from major customers. Sales of yarn from the Rainsford plant to the Delta Apparel affiliate were $0 as compared to $26.6 million in the prior year. The Rainsford plant was sold to Delta Apparel in May 2000.

     Gross Profit. Consolidated gross profit margin as a percent of sales for the year ended June 30, 2001 was 7.6 %, as compared to 12.0% for the year ended July 1, 2000. The decline in gross profit percentage for the year was the result of reduced volume and price along with a change in product mix. In addition to a general market decline, these reductions were caused by cotton garment manufacturers expanding their supplier base to gain a more competitive price and by increased import pressure on synthetic products. Manufacturing cost increases caused by reduced operating schedules also contributed to the decline in gross profit.

     Selling, General and Administrative Expenses. During the year ended June 30, 2001, selling, general and administrative expenses were $14.6 million, as compared to $15.3 million during the year ended July 1, 2000, a decrease of $0.7 million or 4.6%. Expenses in this category were 6.9% of sales in fiscal 2001 as compared to 5.5% in fiscal 2000. The decrease was due primarily to a reduction of fixed administrative service costs.

     Operating Earnings. Operating earnings for the year ended June 30, 2001 were $2.0 million, as compared to $18.4 million for the year ended July 1, 2000. The decline in operating earnings was due to the factors described above.

     Net Interest Expense. For the year ended June 30, 2001, net interest expense was $10.5 million, as compared to $15.1 million for the year ended July 1, 2000. The decrease in interest expense resulted from the extinguishment of $66.2 million of debt due to the purchase of a portion of the Company's 9.625% Senior Notes in fiscal 2001 and in fiscal 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     Taxes. The effective tax rate of 35.8% on continuing operations for the year ended June 30, 2001 is lower than the 39.7% effective tax rate on continuing operations for the year ended July 1, 2000 primarily because of the effect of nondeductible permanent differences on pretax income in fiscal year 2000 compared to pretax losses in fiscal year 2001.

      Income(Loss) from Continuing Operations. Loss from Continuing Operations for the year ended June 30, 2001 was $5.5 million, as compared to income of $1.9 million for the year ended July 1, 2000. The decrease was due to the factors described above.

     Extraordinary gain, net of taxes. During fiscal 2001, the Company purchased $31.3 million of face amount of its 9.625% Senior Notes for $28.0 million. The Company recognized an extraordinary gain of $1.6 million after tax expense of $0.9 million and the write off of deferred loan cost $0.8 million. During fiscal 2000, the Company purchased $34.9 million of face amount of its 9.625% Senior Notes for $26.6 million. The Company recognized an extraordinary gain of $4.7 million after tax expense of $2.8 million and the write off of deferred loan costs of $0.8 million.

     Order Backlog. The Company's order backlog at June 30, 2001 was $47.2 million, a 40.2% decrease from the $78.8 million order backlog at July 1, 2000. Many of The Company's customers have shortened lead times for delivery requirements. This coupled with an overall softening of the apparel market accounted for the decline in the order backlog. Management believes that the order backlog at any given point in time may not be an indication of future sales.

     Adoption of Accounting Standards. In June 1998, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard, as subsequently amended by SFAS Nos. 137 and 138, requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. On July 2, 2000, the Company adopted the new standard. The Company's management has determined that its cotton buying contracts meet the criteria for exclusion under the normal purchases and normal sales exemption and are not considered derivatives; therefore, the Company had no financial statement impact from the adoption of the standard.

     In July of 2001, the FASB issued SFAS 141, "Business Combinations". SFAS 141 requires all business combinations to be accounted for by the purchase method and eliminates use of the pooling-of -interests method. It also requires upon adoption of SFAS 141, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. Additionally, the statement requires recognition of intangible assets apart from goodwill and provides for additional disclosure of information related to a business combination. This SFAS is effective for all business combinations initiated after June 30, 2001. The adoption of this standard is not expected to materially impact the Company.

     In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 eliminates goodwill amortization, provides guidance and requirements for impairment testing of goodwill, and discusses the treatment of other intangible assets. Adoption of the standard is required for fiscal years beginning after December 15, 2001. The adoption of this standard is not expected to materially impact the Company.

     In August of 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long lived-assets, which assets result from the acquisition, construction, development and or normal use of the assets. The enterprise also is to record a corresponding increase to the carrying amount of the related long-lived asset (i.e. the associated asset retirement costs) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e. accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The adoption of this standard is not expected to materially impact the Company.

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

     Extraordinary gain, net of taxes. During fiscal 2000, the Company purchased $34.9 million of face amount of its 9.625% Senior Notes for $26.6 million. The Company recognized an extraordinary gain of $4.7 million after a tax cost of $2.8 million and the write off of deferred loan costs of $0.8 million.

     Order Backlog. The Company's order backlog at July 1, 2000 was $78.8 million, a 24.5% increase from the $63.3 million order backlog at July 3, 1999.

LIQUIDITY  AND  SOURCES  OF  CAPITAL

     During fiscal 2001, the Company financed its capital expenditures primarily through cash generated from operations.

     The Company generated operating cash flows of $29.1, $26.3, and $51.4 million for the 2001, 2000 and 1999 fiscal years, respectively. Cash generated in fiscal year 2001 from operations was used primarily to finance capital expenditures, including equipment purchases, and to reduce indebtedness. In fiscal 2001, the Company used cash from investing activities of $4.7 million, generated cash of $8.7 million in fiscal 2000, and used $7.6 million in fiscal year 1999. Cash generated in fiscal year 2000 was primarily from the sale of the Rainsford Plant and associated operating assets to the Delta Apparel affiliate for $13.6 million in May 2000.

     On August 25, 1997 the Company issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%, and obtained a secured five-year $100 million revolving line of credit subject to borrowing base limitations. The $100 million revolving line of credit was replaced by a new credit facility on March 31, 2000. Borrowings under the new credit facility are based on eligible accounts receivable and inventory of the Company, subject to a maximum $50 million availability limit. The facility has a three-year term and is secured by the accounts receivable, inventory and capital stock of the Company. The interest rate on the credit facility is based on a spread over either LIBOR or a base rate. On June 30, 2001, there were no borrowings and approximately $50 million was available for borrowing under this credit facility.

     The credit facility contains restrictive covenants that require that Delta Mills' maximum leverage ratio not exceed specified ratios. The agreement also restricts additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to Delta Mills stock is permitted by the new credit facility if there is no event of default and there is at least $1 of undrawn availability under the facility.

     Loan covenants in the Senior Notes and the Company's revolving credit facility, among other matters, limit the Company's ability to make cash distributions to Delta Woodside. At June 30, 2001, under the most restrictive of these covenants, no dividends were available for distribution by the Company to Delta Woodside.

     During the year the Company acquired for $28,021,356 a portion of its 9.625% Senior Notes. The aggregate principal face amount of the acquired Senior Notes was $31,263,000. The current outstanding aggregate principal amount of these Senior Notes is $83,815,000. The future annual reduction in the Company's interest expense because of these Senior Note repurchases will be $ 3,009,064.

     The Company has entered into agreements, and has fixed prices, to purchase cotton for use in its manufacturing operations. At June 30, 2001 minimum payments under these contracts with non-cancelable contract terms were $21 million.

     The Company believes that the cash flow generated by its operations and funds available under its credit line should be sufficient to service its debt, to satisfy its day-to-day working capital needs and to fund its planned capital expenditures.

ENVIRONMENTAL  MATTERS

     Two of the Company's South Carolina plants, the Delta 2 and Delta 3 Finishing Plants, have experienced high nitrate levels at the spray field for these plants. The Company is working with the South Carolina Department of Health and Environmental Control ("DHEC") to address this issue. Although there is no assurance that the Company will be successful, and it could face administrative penalties if it is not, the Company does not currently believe that this matter will have a material adverse impact on the Company.

     On June 11, 2001, DHEC issued a Notice of Violation ("NOV") for three alleged violations of an air permit for the Company's Delta #2 and Delta #3 Plants. On June 26, 2001, the Company participated in an enforcement conference with DHEC, during which DHEC agreed to inspect the plants again on July 24, 2001. On September 12, 2001, the Company received a proposed Consent Order from DHEC which requires that; (1) The Company submit to DHEC a construction permit application for a machine that was installed; (2) The Company comply with all DHEC regulations regarding permitting: (3) The Company comply with all emission and fuel content requirements of its operating permit; and (4) The Company pay to DHEC the amount of $3,000.00. The Company intends to abide by the Consent Order and believes that it will be able fulfill the requirements of the consent order.

     On June 30, 2000 the Company sold its Greensboro, North Carolina plant to the City of Greensboro. The Company had been working with environmental consultants in assessing groundwater contamination. Because of these studies, one half of the proceeds from the sale of the plant, consisting of approximately $400,000, was placed in an interest bearing escrow account to cover expenses related to this contamination. As of the date of this filing, approximately $393,000 remains in this escrow account. The Company believes that this balance is adequate to cover any remaining expenses related to this matter. The Company recorded the sale net of estimated costs to remediate the property.

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

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
---------------------------------------------------------------------------

COMMODITY  RISK  SENSITIVITY

     As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Under these contracts, nonperformance by either the buyer or the seller may result in net cash settlement of the difference between the current market price of cotton and the contract price. The Company has not utilized the net settlement provision in the past, and does not anticipate using it in the future. The Company may seek to fix prices up to 18 months in advance of delivery. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton for the Company. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. At June 30, 2001, a 10% decline in the market price of the cotton covered by the Company's fixed price contracts would have a negative impact of approximately $2.1 million on the value of the contracts. At the end of fiscal 2000, a 10% decline in the market price of the Company's fixed price contracts would have had a negative impact of approximately $2.5 million on the value of the contracts. The decline in the potential negative impact from 2000 to 2001 is due principally to current cotton commitments being at significantly lower average prices than in fiscal 2000.


INTEREST  RATE  SENSITIVITY

The $50 million secured three-year revolving credit facility expiring in 2003 is sensitive to changes in interest rates. Interest is based on a spread over LIBOR or a base rate. An interest rate increase would have a negative impact to the extent the Company borrows against the revolving credit facility. The impact would be dependent on the level of borrowings incurred. In fiscal year 2002, as of this date, the Company has not borrowed against the revolving credit facility. An interest rate change would not have an impact on the fixed rate ten year Senior Notes.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
--------  -----------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                            Page
                                                                                           ------
Report of KPMG  LLP                                                                          F2
Consolidated Balance Sheets as of June 30, 2001 and July 1, 2000                             F3
Consolidated Statements of Operations for the fiscal years ended June 30, 2001,
             July 1, 2000 and July 3, 1999                                                   F4
Consolidated Statements of Shareholder's Equity for the fiscal years ended June 30, 2001,
             July 1, 2000 and July 3, 1999                                                   F5
Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2001,
             July 1, 2000 and July 3, 1999                                                   F6
Notes to Consolidated Financial Statements                                                   F7

INDEPENDENT  AUDITORS'  REPORT

THE  BOARD  OF  DIRECTORS
DELTA  MILLS,  INC.

We have audited the accompanying consolidated balance sheets of Delta Mills, Inc. as of June 30, 2001 and July 1, 2000 and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the years in the three-year period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Mills, Inc. as of June 30, 2001 and July 1, 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.


                                                 \s\KPMG  LLP
                                                 ------------
                                                    KPMG  LLP

Greenville, South Carolina
July  27,  2001

CONSOLIDATED BALANCE SHEETS
Delta  Mills,  Inc.
(In Thousands, except share amounts)


                                                        June 30, 2001   July 1, 2000
                                                        --------------  -------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                             $       11,715  $      18,287
  Accounts receivable:
     Factor and other                                           37,621         71,670
     Due from Affiliates                                            34
                                                        --------------  -------------
                                                                37,655         71,670
     Less allowances for doubtful accounts and returns              51            173
                                                        --------------  -------------
                                                                37,604         71,497
  Inventories
     Finished goods                                             13,241          4,916
     Work in process                                            23,195         31,324
     Raw materials and supplies                                  6,766          7,679
                                                        --------------  -------------
                                                                43,202         43,919


  Deferred income taxes                                          1,968          1,208
  Other assets                                                     547            467
                                                        --------------  -------------
                         TOTAL CURRENT ASSETS                   95,036        135,378

PROPERTY, PLANT AND EQUIPMENT, at cost
     Land and land improvements                                  1,937          2,068
     Buildings                                                  36,634         36,634
     Machinery and equipment                                   118,386        119,996
     Furniture and fixtures                                      6,263          1,952
     Lease improvements                                          1,030            619
     Construction in progress                                    1,976            401
                                                        --------------  -------------
                                                               166,226        161,670
     Less accumulated depreciation                              81,195         70,322
                                                        --------------  -------------
                                                                85,031         91,348

DEFERRED LOAN COSTS
          less accumulated amortization of $4,413
          and $3,207 in 2001 and 2000 respectively               1,680          2,886

                                                        --------------  -------------
                                                        $      181,747  $     229,612
                                                        ==============  =============

CONSOLIDATED  BALANCE  SHEETS
Delta  Mills,  Inc.
(In  Thousands,  except  share  amounts)


                                                        June 30, 2001   July 1, 2000
                                                       ---------------  -------------
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
  Trade accounts payable                               $        8,571   $      14,514
  Payable to Affiliates                                                         1,318
  Accrued employee compensation                                 2,339           2,858
  Accrued and sundry liabilities                               19,856          21,530

                    TOTAL CURRENT LIABILITIES                  30,766          40,220
                                                       ---------------  -------------

LONG-TERM DEBT                                                 83,815         115,078
DEFERRED INCOME TAXES                                          11,186          12,314
DEFERRED COMPENSATION                                           6,599           5,813
SHAREHOLDER'S EQUITY
  Common Stock - par value $.01 a share - authorized
    3000 shares, issued and outstanding 100 shares
  Additional paid-in capital                                   51,792          51,792
  Retained earnings(deficit)                                   (2,411)          4,395
                                                       ---------------  -------------
                                                               49,381          56,187
COMMITMENTS AND CONTINGENCIES
                                                       ---------------  -------------
                                                       $      181,747   $     229,612
                                                       ===============  =============



See  notes  to  consolidated  financial  statements.

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
Delta  Mills,  Inc.
(In  Thousands)


                                                              Year Ended       Year Ended      Year Ended
                                                             June 30, 2001    July 1, 2000    July 3, 1999
                                                            ---------------  --------------  --------------
Net sales to non-affiliates                                 $      212,960   $     249,918   $     318,733
Net sales to affiliated parties                                                     26,593          30,222
                                                            ---------------  --------------  --------------
  Net sales                                                        212,960         276,511         348,955
Cost of goods sold                                                 196,692         243,254         292,914
                                                            ---------------  --------------  --------------
Gross profit                                                        16,268          33,257          56,041
Selling, general and administrative expenses                        14,609          15,345          16,937
Other income                                                           302             446              96
                                                            ---------------  --------------  --------------
  OPERATING PROFIT                                                   1,961          18,358          39,200
Other (expense) income:
  Interest expense                                                 (11,064)        (16,095)        (17,414)
  Interest income                                                      547             958             185

                                                            ---------------  --------------  --------------
                                                                   (10,517)        (15,137)        (17,229)
                                                            ---------------  --------------  --------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEMS                                         (8,556)          3,221          21,971
Income tax expense (benefit)                                        (3,065)          1,280           8,590
                                                            ---------------  --------------  --------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE EXTRAORDINARY ITEMS                             (5,491)          1,941          13,381

  Extraordinary gain (net of taxes)                                  1,585           4,659

Discontinued operations:
Income on disposal of discontinued operations net
   of applicable income taxes                                                                        3,802

(Loss) from operations of discontinued businesses net of
   applicable income taxes                                                            (174)
                                                            ---------------  --------------  --------------

 Total discontinued operations                                                        (174)          3,802
                                                            ---------------  --------------  --------------

NET INCOME (LOSS)                                           $       (3,906)  $       6,426   $      17,183
                                                            ===============  ==============  ==============



See  notes  to  consolidated  financial  statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
Delta  Mills,  Inc.
(In  Thousands)


                                             Additional   Retained       Total
                            Common Stock      Paid-In     Earnings    Shareholder's
                           Shares  Amount     Capital    (Deficit)       Equity
                           ------  -------  -----------  ----------  ---------------
Balance at June 27, 1998      100  $     0  $    51,792  $ (11,714)  $       40,078
  Net Income                                                17,183           17,183
  Cash dividends paid                                       (7,500)          (7,500)
                           ------  -------  -----------  ----------  ---------------
Balance at July 3, 1999       100        0       51,792     (2,031)          49,761
  Net Income                                                 6,426            6,426
                           ------  -------  -----------  ----------  ---------------
Balance at July 1, 2000       100        0       51,792      4,395           56,187
  Net Income (Loss)                                         (3,906)          (3,906)
  Cash dividends paid                                       (2,900)          (2,900)
                           ------  -------  -----------  ----------  ---------------
Balance at June 30, 2001      100  $     0  $    51,792  $  (2,411)  $       49,381
                           ======  =======  ===========  ==========  ===============



See  notes  to  consolidated  financial  statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Delta  Mills,  Inc.
(In  Thousands)


                                                         Year Ended       Year Ended      Year Ended
                                                        June 30, 2001    July 1, 2000    July 3, 1999
                                                       ---------------  --------------  --------------
OPERATING ACTIVITIES
  Net income (loss)                                    $       (3,906)  $       6,426   $      17,183
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                              10,886          13,408          14,109
     Amortization                                                 424             607             706
     Decrease in deferred loan costs                              784           1,312
     Gain on early retirement of debt                          (3,242)         (8,307)
     Discontinued operations                                                    1,359          22,087
     Provision for losses on accounts receivable                 (122)           (118)             45
     Provision for deferred income taxes                       (2,297)         (3,339)            605
     Losses (gains) on disposition of property
        and equipment                                            (342)            138              73
     Changes in operating assets and liabilities:
        Accounts receivable                                    33,701          11,182          12,573
        Inventories                                               717           1,548          10,372
        Other current assets                                      (80)                            (85)
        Deferred compensation                                     786            (227)            317
        Accounts payable and accrued expenses                  (8,259)          2,308         (26,596)
                                                       ---------------  --------------  --------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES           29,050          26,297          51,389

INVESTING ACTIVITIES
  Property, plant and equipment:
     Purchases                                                 (5,151)         (4,340)         (9,075)
     Proceeds of dispositions                                     450          12,750           1,086
 Other investing activities                                                                       140
  Investing activities of discontinued operations                                 333             206
                                                       ---------------  --------------  --------------
           NET CASH PROVIDED(USED) BY
                         INVESTING ACTIVITIES                  (4,701)          8,743          (7,643)

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit                       3,003          15,000         104,365
  Repayments on revolving lines of credit                      (3,003)        (15,000)       (131,000)
  Repurchase and retirement of long term debt                 (28,021)        (26,615)
  Dividends paid                                               (2,900)                         (7,500)
  Other                                                                           (41)           (252)
                                                       ---------------  --------------  --------------
          NET CASH (USED)  BY FINANCING ACTIVITIES            (30,921)        (26,656)        (34,387)
                                                       ---------------  --------------  --------------

(DECREASE) INCREASE IN CASH AND
         CASH EQUIVALENTS                                      (6,572)          8,384           9,359

Cash and cash equivalents at beginning of year                 18,287           9,903             544
                                                       ---------------  --------------  --------------
         CASH AND CASH EQUIVALENTS AT END OF YEAR      $       11,715   $      18,287   $       9,903
                                                       ===============  ==============  ==============



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

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Delta Mills, Inc. and Delta Mills Marketing, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. Delta Mills, Inc. and Delta Mills Marketing , Inc. are wholly-owned
subsidiaries  of  Delta  Woodside  Industries,  Inc.  ("DWI").   The  Company's
knitted fabrics business, Stevcoknit Fabrics, is presented as a discontinued operation through its final liquidation in fiscal 2000.

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

DEFERRED LOAN COSTS: Deferred loan costs are being amortized over the life of the related debt which is primarily ten years.

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

RECENT ACCOUNTING PRONOUNCEMENTS: In June 1998, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard, as subsequently amended by SFAS Nos. 137 and 138, requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. On July 2, 2000, the Company adopted the new standard. The Company's management has determined that its cotton buying contracts meet the criteria for exclusion under the normal purchases and normal sales exemption and are not considered derivatives; therefore, the Company had no financial statement impact from the adoption of the standard.

ESTIMATES:   The  preparation  of  financial  statements  in  conformity  with accounting principles generally accepted in the United Sates of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FISCAL YEAR: The Company's operations are based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to June 30. Fiscal year 2001 and fiscal year 2000 consisted of 52 weeks and fiscal year 1999 consisted of 53 weeks.

NOTE  B-ACCOUNTS  RECEIVABLE

The Company assigns a substantial portion of its trade accounts receivable to a bank under a factor agreement. The assignment of these receivables is primarily without recourse, provided that customer orders are approved by the bank prior to shipment of goods, up to a maximum for each individual account.

For fiscal year 2001, the Company had three customers, Levi Strauss, Haggar Corp., and V.F. Corporation, that each exceeded 10% of consolidated net sales. The Company's sales to these customers were $90 million, $109 million, and $150 million for fiscal 2001, 2000, and 1999, respectively. The loss of any of these accounts could have a material adverse effect on the results of the Company.

The Company's accounts receivable are due from many companies that produce apparel products located throughout the United States. The many companies represented in the Company's accounts receivable limit to a certain extent the concentration of credit risk. The Company generally does not require collateral for its accounts receivable.


NOTE  C-LONG-TERM  DEBT  AND  LEASES

On August 25, 1997 the Company issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%, and obtained a secured five-year $100 million revolving line of credit subject to borrowing base limitations. The $100 million revolving line of credit was replaced by a new credit facility on March 31, 2000. Borrowings under the new credit facility are based on eligible accounts receivable and inventory of the Company, subject to a maximum $50 million availability limit. The facility has a three-year term and is secured by the accounts receivable, inventory and capital stock of the Company. The interest rate on the credit facility is based on a spread over either LIBOR or a base rate. On June 30, 2001, there were no borrowings and approximately $50 million was available for borrowing under this credit facility.

The credit facility contains restrictive covenants that require that Delta Mills' maximum leverage ratio not exceed specified ratios. The agreement also restricts additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to Delta Mills' stock is permitted by the new credit facility if there is no event of default and there is at least $1 of undrawn availability under the facility.

The carrying value of the Company's revolving credit agreement approximates fair value since the rates are tied to floating rates. At June 30, 2001 the carrying value of the Senior Notes was $83,815,000 and the fair value, based on quoted market prices was $46,098,250.

Total interest expense incurred by the Company was $11,064,000, $16,095,000 and $17,415,000 for fiscal years 2001, 2000, and 1999, respectively, of which $106,000 was capitalized during fiscal year 1999. Total interest paid during fiscal years 2001, 2000, and 1999 was $12,099,000, $16,343,000 and $16,760,000,
respectively.

Rent expense relating to operating leases was approximately $3,165,000, $3,507,000 and $ 3,407,000 for fiscal years 2001, 2000 and 1999 respectively.

Aggregate principal maturities of all long-term debt and minimum payments under operating leases are as follows:

                            Long-term   Operating
              Fiscal Year     Debt        Leases
              -----------  -----------  ----------

                     2002               $1,341,000
                     2003                  417,000
                     2004                  241,000
                     2005                   64,000
              Later Years   83,815,000     464,000
                           -----------  ----------
                           $83,815,000  $2,527,000
                           ===========  ==========


NOTE  D-EMPLOYEE  BENEFIT  PLANS

The Company participates in the Delta Woodside Industries, Inc. 40l(k) Plan. During fiscal 2001, 2000 and 1999, the Company contributed $411,000, $453,000, and $497,000, respectively, to the 401(k) plan to match employee contributions. In addition to the matching contributions, the Company also made a discretionary contribution of $280,000 to the 401(k) plan in fiscal 1999.

The Company also participated in a 501(c)(9) trust, the Delta Woodside Employee Benefit Plan and Trust ("Trust"). The Trust collected both employer and employee contributions from the Company and made disbursements for health claims and other qualified benefits. The Company made no contributions to the trust in either fiscal 2001, fiscal 2000, or in fiscal 1999. On June 13, 2001, the trust was terminated.

The Company participates in a Deferred Compensation Plan, managed by DWI, which permits certain management employees to defer a portion of their compensation. Deferred compensation accounts are credited with interest and are distributed after retirement, disability or employment termination. As of June 30, 2001 and July 1, 2000, the Company's liability was $6,599,000 and $5,813,000 respectively.

The Company also participates in the Delta Woodside Industries, Inc. Incentive Stock Award Plan and Stock Option Plan. Including associated tax assistance, under the Incentive Stock Award Plan the Company recognized expense of $0, $176,000, and $321,000 for fiscal years 2001, 2000 and 1999, respectively. Under the Stock Option Plan, the Company recognized expense of $0, $190,000 and $152,000 for fiscal years 2001, 2000 and 1999, respectively.

NOTE  E-AFFILIATED  PARTY  TRANSACTIONS

Affiliated party transactions included in the statements of operations result from a variety of services provided and goods transferred as shown in the following table:

                              2001      2000         1999
                              -----  -----------  -----------

Textile and yarn  sales       $   0  $26,593,000  $30,221,000
Corporate services expense        0    2,264,000    2,816,000
Income tax payments               0      154,000       74,000
Payroll taxes, insurance and
   Employee related expenses      0   20,673,000   39,889,000
Rental income                     0            0       81,000

From March 29, 1997 until mid-May 2000, the Company sold textiles and yarn to the affiliate at prices which approximated market. This arrangement was terminated in the fiscal 2000 fourth quarter when the Company sold its Rainsford yarn facility and associated operating assets to the affiliate for $13.6 million which approximated net book value.

Corporate services before fiscal 2001 included management, treasury, computer, purchasing, benefits, payroll, auditing, accounting and tax services. For these services, DWI charged actual cost based on relative usage and other factors. Actual cost was charged for payroll taxes, insurance and employee related expenses, which were managed by DWI as a corporate service.

The Company is the only operating division of DWI. Actual corporate service costs for management, treasury, auditing, and shareholder relations are charged to the Company as incurred. Receivable or payable to affiliates bears no interest and includes amounts payable to or receivable from DWI for current activity as described.

NOTE  F-DISCONTINUED  OPERATIONS

On March 3, 1998, the Company made the decision to close its knitted fabric operation, Stevcoknit Fabrics. Accordingly operating results for this segment were reclassified and reported as discontinued operations.

In connection with the decision to discontinue this business, the Company, in fiscal 1998, recognized an estimated loss on disposal of discontinued operations of $21 million including an income tax benefit of $14 million. In fiscal 1999, the Company decreased the estimate of the after-tax cost to discontinue these businesses and recognized after-tax credits of $3.8 million. Proceeds from the liquidation of this division were used to make capital expenditures and to reduce indebtedness.

Summarized  results  of operations for the discontinued business are as follows:

(in thousands)              June 30, 2001    July 1, 2000   July 3, 1999
                            --------------  --------------  -------------

Net Sales                   $            0  $           0   $       2,080
Cost and expense                         0            276           2,080
(Loss) before income tax                 0           (276)              0
Income tax expense                       0            102               0
                            --------------  --------------  -------------

(Loss) from operations of
discontinued operations     $            0  $        (174)  $           0
                            ==============  ==============  =============

NOTE  G-INCOME  TAXES

The Company reports federal income taxes in the consolidated return of its parent Delta Woodside Industries, Inc. (DWI) and had a tax loss of $3.3 million which will be reported in the fiscal 2001 consolidated Federal income tax return with its parent, DWI. The consolidated tax group had a regular tax loss of $5.2 million and an alternative minimum taxable loss (AMT) of $6.0 million. The Federal income tax obligation or refund that is allocated to the Company is determined as if the Company was filing a separate Federal income tax return. The Company's Federal tax liability or receivable is paid to or is a receivable from the parent company.

Deferred income taxes reflect the net tax effects of temporary differences between the financial statement amounts and amounts reported for income tax purposes. The company anticipates that the reversal of existing taxable temporary differences will provide sufficient taxable income to realize the remaining deferred tax assets. Accordingly, no valuation allowance has been provided for 2001 or 2000.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                       2001         2000
                                  ------------  -------------
Assets:
Deferred compensation             $ 2,542,000   $  2,222,000
Accrued and sundry liabilities      1,688,000      2,153,000
Net operating loss carryforwards    2,077,000      1,129,000
Inventory                             589,000
Other                                  20,000         67,000
                                  ============  =============
Subtotal                            6,916,000      5,571,000
Valuation allowance
                                  ------------  -------------
Deferred tax assets                 6,916,000      5,571,000



Liabilities:
Depreciation                       15,805,000     15,747,000
Inventory                                            269,000
Other                                 329,000        661,000
                                  ------------  -------------
Deferred tax liabilities           16,134,000     16,677,000
                                  ------------  -------------
    Net deferred tax liabilities  ($9,218,000)  ($11,106,000)
                                  ============  =============

Significant components of the provision for income taxes are as follows:

                                                   2001           2000          1999
Current:
     Federal income taxes                      $          0   $  4,190,000   $ 6,980,000
     State income taxes                              78,000        429,000     1,005,000
                                               -------------  -------------  -----------
           Total current                       $     78,000   $  4,619,000   $ 7,985,000
Deferred:
      Federal income taxes (benefits)           ($2,783,000)   ($2,871,000)  $   520,000
      State income taxes (benefits)                (360,000)      (468,000)       85,000
                                               -------------  -------------  -----------
           Total Deferred                       ($3,143,000)   ($3,339,000)  $   605,000
                                               -------------  -------------  -----------
Total provision for Continuing Operations       ($3,065,000)  $  1,280,000   $ 8,590,000

Total provision for income taxes related to:
Extraordinary Items                                 873,000      2,755,000
Discontinued Operations                                           (103,000)    2,335,000
                                               -------------  -------------  -----------
Total provision for income taxes                ($2,192,000)  $  3,932,000   $10,925,000
                                               =============  =============  ===========

The reconciliation of total income tax expense (benefit) computed at the Federal statutory tax rates is as follows:

                                                     2001         2000         1999
                                                 ------------  -----------  -----------
Income tax expense (benefit) at statutory rates  $(2,135,000)  $3,627,000   $ 9,835,000
State taxes (benefits) net of federal benefit       (143,000)     364,000       991,000
Other                                                 86,000      (59,000)       99,000
                                                 ------------  -----------  -----------
                                                 $(2,192,000)  $3,932,000   $10,925,000
                                                 ============  ===========  ===========


The Company made tax payments of $48,000, $154,000 and $81,000 during fiscal years 2001, 2000 and 1999, respectively.

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

Summarized financial information for the Guarantor is as follows (in thousands):

                                JUNE 30, 2001   JULY 1, 2000
                                --------------  -------------
Current assets                            142            234
Noncurrent assets                          88            117
Current Liabilities                     2,036          1,479
Noncurrent liabilities                    660            785
Stockholders' equity (deficit)         (2,466)        (1,913)

Summarized results of operations for the Guarantor are as follows (in thousands):

                                                         Twelve Months Ended
                                           -----------------------------------------------
                                            June 30, 2001    July 1, 2000    July 3, 1999
                                           ---------------  --------------  --------------

Net sales -intercompany commissions        $        3,602   $       4,106   $       5,207
Cost and expenses                                   4,155           4,744           4,948
Income (loss) from continuing operations             (553)           (638)            167
(Loss) from discontinued operations                                                  (519)
Net (loss)                                           (553)           (638)           (352)

NOTE  I-COMMITMENTS  AND  CONTINGENCIES

     The Company has entered into agreements, and has fixed prices, to purchase cotton for use in its manufacturing operations. At June 30, 2001 minimum payments under these contracts with non-cancelable contract terms were approximately $21 million.

     During fiscal year 2002, the Company plans to spend approximately $ 7 million for capital improvements and to maintain existing facilities.

     On June 30,2000 the Company sold its Greensboro, North Carolina plant to the City of Greensboro. The Company had been working with environmental consultants in assessing groundwater contamination. Because of these studies, one half of the proceeds from the sale of the plant, consisting of approximately $400,000, was placed in an interest bearing escrow account to cover expenses related to this contamination. As of the date of this filing, approximately $393,000 remains in this escrow account. The Company believes that this balance is adequate to cover any remaining expenses related to this matter. The Company recorded the sale net of estimated costs to remediate the property.

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

NOTE  J-QUARTERLY  RESULTS  OF  OPERATIONS  (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 2001 and July 1, 2000

2001 Quarter Ended
(In thousands)                                      September 30    December 30    March 31    June 30
                                                   --------------  -------------  ----------  ---------
Net Sales                                          $      63,199   $     59,697   $  52,991   $ 37,073
Gross profit                                               9,274          5,917       2,196     (1,119)
Income (loss) from continuing operations
              Before extraordinary items                   2,334           (149)     (2,297)    (5,379)
Extraordinary gain net of taxes                              639            946           0          0
Net income (loss)                                          2,973            797      (2,297)    (5,379)


2000 Quarter Ended
(In thousands)                                     October 2       January 1      April 1     July 1
                                                   --------------  -------------  ----------  ---------

Net Sales                                          $      65,318   $     66,441   $  70,624   $ 74,128
Gross profit                                               5,817          6,208       9,566     11,666
Income (loss) from continuing operations
              Before extraordinary items                  (1,050)          (753)        918      2,826
Extraordinary gain net of taxes                                                       3,502      1,157
Discontinued operations                                                                           (174)
Net income (loss)                                         (1,050)          (753)      4,420      3,809


NOTE K-EXTRAORDINARY ITEMS AND SUBSEQUENT EVENTS

a) During the fiscal year 2001, the Company purchased $31,263,000 of face amount of its 9.625% Senior Notes for $28,021,000. The Company recognized an extraordinary gain of $1,585,000 after taxes of $873,000 and the write off of deferred loan costs of $784,000. During the fiscal year 2000, the Company purchased $34,922,000 of face amount of its 9.625% Senior Notes for $26,615,000. The Company recognized an extraordinary gain of $4,659,000 after a tax expense of $2,755,000 and write off of deferred loan costs of $893,000.

b) On August 22, 2001, the Company announced the closing of its Furman Plant, a weaving only facility located in Fountain Inn S. C. The closing is directly related to the continued weakness of the textile and apparel industries that has forced the Company to adjust its production capacity. With this strategic move, the Company should be able to better balance production with demand while still allowing for growth beyond recent sales trends. While the Company projects that it will incur fiscal 2002 first quarter costs in the range of $8 to $10 million for asset impairments and closing costs, the Company anticipates this move should enhance cash flow and improve operating results in the current fiscal year.


ITEM  9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
--------  ------------------------------------------------------
          ACCOUNTING  AND  FINANCIAL  DISCLOSURE
          --------------------------------------

Not  applicable.

                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
---------  --------------------------------------------------------

     Not  applicable.


ITEM  11.  EXECUTIVE  COMPENSATION
---------  -----------------------

     Not  applicable.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
---------  ---------------------------------------------------------------------

     Not  applicable.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  PARTY  TRANSACTIONS
---------  ---------------------------------------------------------

      Not  applicable.

                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON
---------  ------------------------------------------------------------
FORM  8-K
---------

     (a)  (1) and (2)     Financial Statements and Financial Statement Schedules
                          ------------------------------------------------------

The following consolidated financial statements of Delta Mills, Inc. as of the Year ended June 30, 2001

     Consolidated  balance  sheets-June  30,  2001  and  July  1,  2000.

     Consolidated statements of operations--Years ended June 30, 2001, July 1, 2000, and July 3,1999.

     Consolidated statements of shareholder's equity-- Years ended June 30, 2001, July 1, 2000, and July 3,1999.

     Consolidated statements of cash flows-- Years ended June 30, 2001, July 1, 2000, and July 3,1999.

     Notes  to  consolidated  financial  statements.

               (3)   Listing  of  Exhibits:
                     ---------------------


3.1            Restated and Amended Certificate of Incorporation of Delta Mills,
               Inc.: Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of the Company and Delta Mills Marketing, Inc., File No. 333-37617 (the "S-4").
3.2            Bylaws of Delta Mills, Inc.: Incorporated by reference to Exhibit
               3.2  to  the  S-4.
4.1            See  Exhibits  3.1  and  3.2.
4.2 Indenture, dated as of August 25, 1997, by and among the Company, Delta Mills Marketing, Inc. and The Bank of New York, as Trustee, with respect to the Company's Series A and Series B 9-5/8% Senior Notes due 2007, $150,000,000 in aggregate principal amount, together with forms of certain related instruments, agreements and documents: Incorporated by reference to Exhibit 4.2.6 to the Current Report on Form 8-K/A of Delta Woodside Industries, Inc. with the date of September 25, 1997 (the "DWI 8-K/A").*
4.3.1 Revolving Credit and Security Agreement, dated as of March 31, 2000, between GMAC Commercial Credit LLC as agent and lender, and Delta Mills, Inc. as borrower: Incorporated by reference to
               Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange
               Commission  on  April  13,  2000
4.3.1.1 Letter, dated July 28, 2000, amending Revolving Credit and Security Agreement: Incorporated by reference to Exhibit 4.3.1.1 to Form 10-K of Delta Woodside Industries, Inc. for the fiscal year ended June 30, 2001 (the "DWI 2000 10-K").*
4.3.2 Guarantee, dated as of March 31, 2000, of Delta Mills Marketing, Inc. in favor of GMAC Commercial Credit LLC as agent:
               Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000.
4.3.3 General Security Agreement, dated as of March 31, 2000, between Delta Mills Marketing, Inc. and GMAC Commercial Credit LLC as agent: Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000.
4.3.4 Stock Pledge and Security Agreement, dated as of March 31, 2000, by Alchem Capital Corporation in favor of GMAC Commercial Credit LLC as agent: Incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000.
4.3.5 Stock Pledge and Security Agreement, dated as of March 31, 2000, by Delta Mills, Inc. in favor of GMAC Commercial Credit LLC as agent: Incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
---------  ------------------------------------------------------
FORM  8-K - CONTINUED
---------------------

4.3.6 Stock Pledge and Security Agreement, dated as of May 11, 2000, by Delta Woodside Industries, Inc. in favor of GMAC Commercial Credit LLC as agent: Incorporated by reference to Exhibit 4.3.6 to the DWI 2000 10-K.*
4.4 The Company hereby agrees to furnish to the Commission upon request of the Commission a copy of any instrument with respect to long-term debt not being registered in a principal amount less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis.
10.1 Lease dated September 1, 1998, by and between Hammond Square, Ltd. and Delta Woodside Industries, Inc.: Incorporated by reference to Exhibit 10.1 to Form 10-K of Delta Woodside Industries, Inc. for the fiscal year ended July 3, 1999 (the "DWI 1999 10-K").*
10.1.1 Letter terminating lease between 233 N. Main, Inc. (formerly named Hammond Square, Ltd.) and the Company: Incorporated by reference to Exhibit 10.1.1 to the DWI 2000 10-K.*
10.2** Delta Woodside Deferred Compensation Plan for Key Managers, Amended and Restated effective June 30, 2000: Incorporated by reference to Exhibit 10.2 to the Delta Woodside Industries, Inc. Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000.
10.3.1** Delta Woodside Industries, Inc. Incentive Stock Award Plan effective July 1, 1990: Incorporated by reference to Exhibit 10.1 to the Form 10-Q of Delta Woodside Industries, Inc. for the fiscal quarter ended March 31, 1990.*
10.3.2** 1995 Amendment to the Incentive Stock Award Plan effective as of November 9, 1995: Incorporated by reference to Exhibit 10.3.1 to the Form 10-Q of Delta Woodside Industries, Inc. for the quarterly period ended December 30, 1995 (the "DWI 12/95 10-Q").*
10.3.3** 1997 Amendment to the Incentive Stock Award Plan effective as of November 6, 1997: Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Delta Woodside Industries, Inc. (File No. 333-45771).
10.4.1** Delta Woodside Industries, Inc. Stock Option Plan effective as of July 1, 1990: Incorporated by reference to Exhibit 10.11 to the Form 10-K of Delta Woodside Industries, Inc. for the fiscal year ended June 30, 1990.*
10.4.2** Amendment No. 1 to Stock Option Plan: Incorporated by reference to Exhibit 10.1 to the Form 10-Q of Delta Woodside Industries, Inc. for the quarterly period ended December 29, 1990 (the "DWI 12/90 10-Q").*
10.4.3**       Amendment to Stock  Option  Plan:  Incorporated  by  reference to
               Exhibit 10.9.2 to the Form 10-K of Delta Woodside Industries, Inc. for the fiscal year ended June 29, 1991 (the "DWI 1991 10-K").*
10.4.4** 1995 Amendment to Stock Option Plan effective as of November 9, 1995: Incorporated by reference to Exhibit 10.4.4 to the DWI 12/95 10-Q.*
10.4.5** 1997 Amendment to Stock Option Plan effective as of November 6, 1997: Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Delta Woodside Industries, Inc. (File No. 333-45767).
10.4.6**       Amendment  to  Stock  Option  Plan  adopted  April  25,  2000:
               Incorporated by reference to Exhibit 10.4.6 to Form 10-Q of Delta Woodside Industries, Inc. for the fiscal quarter ended April 1, 2000.*
10.4.7**       Amendments to Stock  Option  Plan:  Incorporated  by reference to
               Exhibit  10.4.7  to  the  DWI  2000  10-K.*
10.5 Stock Transfer Restrictions and Right of First Refusal Agreement between Delta Woodside Industries, Inc. and E. Erwin Maddrey, II:
               Incorporated by reference to Exhibit 10.2 to the DWI 12/90 10-Q.*
10.5.1 Termination of Stock Transfer Restrictions and Right of First Refusal Agreement with E. Erwin Maddrey, II, dated June 22, 2000:
               Incorporated  by  reference  to  Exhibit  10.5.1  to the DWI 2000
               10-K.*
10.6 Stock Transfer Restrictions and Right of First Refusal Agreement between Delta Woodside Industries, Inc. and Bettis C. Rainsford:
               Incorporated by reference to Exhibit 10.3 to the DWI 12/90 10-Q.*
10.6.1 Termination of Stock Transfer Restrictions and Right of First Refusal Agreement with Bettis C. Rainsford, dated June 14, 2000:
               Incorporated  by  reference  to  Exhibit  10.6.1  to the DWI 2000
               10-K.*
10.7** Form of Amendment of Certain Rights and Benefits Relating to Stock Options and Deferred Compensation by and between the Company and certain pre-spin-off plan participants: Incorporated by reference to Exhibit 10.7 to the DWI 2000 10-K.*

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
---------  ------------------------------------------------------
FORM  8-K - CONTINUED
---------------------

10.7.1         List  of  directors  and  officers  of the Company who signed the document  described in Exhibit 10.7: Incorporated by reference to
               Exhibit  10.7.1  to  DWI  2000  10-K.*
10.7.2**       Form of  Amendment of Stock Options by and between Delta Woodside
               Industries,  Inc.  and  certain  pre-spin-off  plan participants.
               Incorporated  by  reference  to Exhibit 10.7.2 to DWI 2000 10-K.*
10.8.1**       Directors  Stock Acquisition Plan:  Incorporated  by reference to
               Exhibit  10.14  to  the  DWI  1991  10-K.*
10.8.2**       Amendment to Directors  Stock  Acquisition  Plan, dated April 30,
               1992:  Incorporated  by  reference  to Exhibit 10.12.2 to the DWI
               1992  10-K.*
10.9**         Delta  Woodside  Industries,  Inc.  Long  Term  Incentive  Plan:
               Incorporated  by  reference  to  Exhibit 10.2 to the Registration
               Statement  on  Form  S-4  of  the  Company  (File No. 333-37617).
10.9.1**       Amendments  of  Delta  Woodside  Industries,  Inc.  Long  Term
               Incentive  Plan:  Incorporated  by reference to Exhibit 10.9.1 to the  DWI  2000  10-K.*
10.9.2**       Form of Agreement Respecting Delta Woodside Industries, Inc. Long
               Term  Incentive  Plan,  dated  in  June  2000:  Incorporated  by reference  to  Exhibit  10.9.2  to  the  DWI  2000  10-K.*
10.10**        2000  Stock  Option  Plan  of  Delta  Woodside  Industries, Inc.:
               Incorporated by reference to Exhibit 10.10 to the DWI 2000 10-K.*
10.10.1        Amendment of 2000 stock option plan of Delta Woodside Industries,
               Inc. Incorporated by reference to item 6(a) of the Delta Woodside
               Industries,  Inc.  report  on  Form  10-Q  for  the quarter ended
               September  30,  2000  and  filed with the Securities and Exchange
               Commission  on  November  14,  2000.
10.11**        2000  Incentive  Stock  Award  Plan of Delta Woodside Industries,
               Inc.:  Incorporated by reference to Exhibit 10.11 to the DWI 2000
               10-K.*
10.12**        Letter  dated  December  14,  1998  to  Robert  W.  Humphreys:
               Incorporated  by reference to Exhibit 10.10 to the Form 10-Q/A of
               Delta  Woodside  Industries,  Inc. for the quarterly period ended
               December  26,  1998  (the  "DWI  12/98  10-Q").*
10.12.1**      Letter dated  April 22, 1999 to Robert W. Humphreys: Incorporated by  reference  to  Exhibit  10.12.1  to  the  DWI  1999  10-K.*
10.13**        Letter dated December 14,1998  to  Jane H. Greer: Incorporated by reference  to  Exhibit  10.11  to  the  DWI  12/98  10-Q.*
10.14**        Letter dated June 28, 2000 to William F. Garrett: Incorporated by reference  to  Exhibit  10.l4  to  the  DWI  2000  10-K.*
10.15**        Election  and  Release Form  for  the Severance Plan for Salaried
               Employees  of  Delta  Woodside Industries, Inc., and its Adopting
               Subsidiaries  with Bettis C. Rainsford: Incorporated by reference to  Exhibit  10.15  to  the  DWI  2000  10-K.*
10.16          Letter  terminating lease with Bettis C. Rainsford:  Incorporated by  reference  to  Exhibit  10.16  to  the  DWI  2000  10-K.*
10.17          See Exhibits 4.2, 4.3.1, 4.3.2, 4.3.3, 4.3.4, 4.3.5 and 4.3.6.
23             Report  on  Schedule  by  Independent  Auditors.


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

               None

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


                                 DELTA  MILLS,  INC.
                                 (Registrant)


September 25, 2001               By:  /s/  William  F.  Garrett
------------------               -----------------------------------------------
       Date                      William  F.  Garrett
                                 President, Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ E. Erwin Maddrey  9/25/2001  /s/ William F. Garrett                                  9/25/2001
--------------------  ---------  ------------------------------------------------------  ---------
E. Erwin Maddrey, II  Date       William F. Garrett                                      Date
Director                         President, Chief Executive Officer and Director

/s/ Buck A. Mickel    9/25/2001  /s/ William H. Hardman, Jr.                             9/25/2001
--------------------  ---------  ------------------------------------------------------  ---------
Buck A. Mickel        Date       William H. Hardman, Jr.                                 Date
Director                         Vice President, Treasurer, and Chief Financial Officer

                                 /s/ Donald C. Walker                                    9/25/2001
                                 ------------------------------------------------------  ---------
                                 Donald C. Walker                                        Date
                                 Vice President, Assistant Secretary, and Controller

                                  EXHIBIT INDEX


SCHEDULE  II  -  VALUATION  AND  QUALIFYING  ACCOUNTS

                                         SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                                          DELTA MILLS, INC.


-----------------------------------------------------------------------------------------------------------------------------------
COL. A                                            COL. B          COL. C                                  COL. D       COL. E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 ADDITIONS
                                                             ------------------------------------
                                                Balance at
          DESCRIPTION                            Beginning          (1)                 (2)            Deductions   Balance at End
                                                 of Period   Charged to Costs  Charged to Other         Describe      of Period
                                                               and Expenses    Accounts-Describe
-----------------------------------------------------------------------------------------------------------------------------------
Deducted from asset accounts
  Allowance for Doubtful Accounts and Returns:

Year ended June 30, 2001                        $   173,000                    $       2,998,000  (1)  ($3,222,000)  (2)  $ 51,000
                                                 ==========                    =================       ============       ========
Year ended July 1, 2000                         $   291,000                    $       4,472,000  (1)  ($4,590,000)  (2)  $173,000
                                                 ==========                    =================       ============       ========
Year ended July 3, 1999                         $   246,000                    $       7,788,000  (1)  ($7,743,000)  (2)  $291,000
                                                 ==========                    =================       ============       ========



NOTES:
1) The change in the reserve for returns and allowances is charged to income as a reduction of sales.
2)   Deductions  represent  customer  returns  and allowances during the period.