Form 10-Q
period 2001-09-29
DELTA MILLS INC
filed 2001-11-09
CIK 1046860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[ X ]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934

For the quarterly period ended September 29, 2001
OR
[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15 (d) OF THE
       SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from  ____________  to  ____________

Commission  File  number  333-376-17

                                DELTA MILLS, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                              13-2677657
           -----------------                       ---------------
    (State or other jurisdiction of               (I.R.S.  Employer
     Incorporation or organization)              Identification  No.)


  P.O.  Box  6126
  100  Augusta  Street
  Greenville,  South Carolina                               29606
 --------------------------------------                   --------
(Address of principal executive offices)                 (Zip Code)

                                  864\255-4122
                                  ------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value-- 100 shares as of November 9, 2001.

THE  REGISTRANT  MEETS  THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a)
AND H(1)(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

DELTA  MILLS,  INC.

                                                  INDEX


PART I. FINANCIAL INFORMATION
                                                                                                    Page
Item 1.  Financial Statements (Unaudited)
Condensed consolidated balance sheets-- September 29, 2001 and June 30, 2001                        3

Condensed consolidated statements of operations--
               Three months ended September 29, 2001 and September 30, 2000                         4

Condensed consolidated statements of cash flows--
               Three months ended September 29, 2001 and September 30, 2000                         5

Notes to condensed consolidated financial statements-September 29, 2001                             6-7


Item 2.   Management's Discussion and Analysis of  Financial Condition and Results of Operations    8-9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                9


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                                         10

Item 2.   Changes in Securities and use of Proceeds                                                 10

Item 3.   Defaults upon Senior Securities                                                           10

Item 4.   Submission of Matters to a Vote of Security Holders                                       10

Item 5.   Other Information                                                                         10

Item 6.   Exhibits and Reports on Form 8-K                                                          11-16


SIGNATURES                                                                                          17

PART  I.  FINANCIAL  INFORMATION
--------------------------------

ITEM  1.  FINANCIAL  STATEMENTS

CONSOLIDATED  BALANCE  SHEETS
Delta Mills, Inc. (In Thousands, except share amounts)


                                                         September 29, 2001    June 30, 2001
                                                        --------------------  ---------------
                                                            (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                             $             8,966   $       11,715
  Accounts receivable:
     Factor and other                                                34,286           37,621
     Due from Affiliates                                                                  34
                                                        --------------------  ---------------
                                                                     34,286           37,655
     Less allowances for doubtful accounts and returns                   51               51
                                                        --------------------  ---------------
                                                                     34,235           37,604
  Inventories
     Finished goods                                                  12,232           13,241
     Work in process                                                 26,182           23,195
     Raw materials and supplies                                       6,614            6,766
                                                        --------------------  ---------------
                                                                     45,028           43,202

     Deferred income taxes                                            3,433            1,968
     Other assets                                                       545              547
                                                        --------------------  ---------------
                                TOTAL CURRENT ASSETS                 92,207           95,036

PROPERTY, PLANT AND EQUIPMENT
     Cost                                                           168,522          166,226
     Accumulated depreciation                                        91,672           81,195
                                                        --------------------  ---------------
                                                                     76,850           85,031

DEFERRED LOAN COSTS                                                   1,575            1,680
                                                        --------------------  ---------------
                                                        $           170,632   $      181,747
                                                        ====================  ===============
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                $             9,924   $        8,571
  Payable to Affiliates                                                 198
  Accrued employee compensation                                       1,595            2,339
  Accrued and sundry liabilities                                     19,048           19,856
                                                        --------------------  ---------------
                    TOTAL CURRENT LIABILITIES                        30,765           30,766

LONG-TERM DEBT                                                       83,815           83,815
DEFERRED INCOME TAXES                                                 8,035           11,186
DEFERRED COMPENSATION                                                 6,789            6,599
SHAREHOLDER'S EQUITY
  Common Stock - par value $.01 a share - authorized
    3000 shares, issued and outstanding 100 shares
  Additional paid-in capital                                         51,792           51,792
  Accumulated deficit                                               (10,564)          (2,411)
                                                        --------------------  ---------------
                                                                     41,228           49,381
Commitments and Contingencies                                             0                0
                                                        --------------------  ---------------
                                                        $           170,632   $      181,747
                                                        ====================  ===============

See  notes  to  consolidated  financial  statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


Delta Mills, Inc.(In Thousands)
                                          Three            Three
                                      Months Ended     Months Ended
                                      September 29,    September 30,
                                          2001             2000
Net sales                            $       36,977   $       63,199
Cost of goods sold                           35,903           53,925
                                     ---------------  ---------------
Gross profit                                  1,074            9,274

Selling, general and
   administrative expenses                    2,592            3,341
Impairment and
             restructuring charges            8,683
Other income                                     18              373
                                     ---------------  ---------------
  Operating Profit (Loss)                   (10,183)           6,306

Interest (expense) income:
  Interest expense                           (2,455)          (2,949)
  Interest income                                97              262
                                     ---------------  ---------------
                                             (2,358)          (2,687)
                                     ---------------  ---------------

Income (Loss) before Income
Taxes and Extraordinary Items               (12,541)           3,619

Income tax expense (benefit)                 (4,388)           1,285
                                     ---------------  ---------------

Income (Loss) before
Extraordinary Item                           (8,153)           2,334

Extraordinary Gain
   (Net of Taxes)                                                639

                                     ---------------  ---------------
Net Income (Loss)                           ($8,153)  $        2,973
                                     ===============  ===============

See  notes  to  consolidated  financial  statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Delta Mills, Inc. (In Thousands)


                                                      September 29, 2001    September 30, 2000
                                                     --------------------  --------------------
OPERATING ACTIVITIES
  Net income (loss)                                  $            (8,153)  $             2,973
  Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
     Depreciation                                                  2,266                 2,748
     Amortization                                                    105                   106
     Decrease in deferred loan costs                                                       392
     Gain on early retirement of debt                                                   (1,383)
     Provision for impairment and restructuring                    8,683
     Provision for losses on accounts receivable                                            (2)
     Provision for deferred income taxes                          (4,615)                1,503
     Gain on disposition of property and equipment                                        (341)
     Deferred compensation                                           182                   123
     Changes in operating assets and liabilities                    (232)               (2,276)
                                                     --------------------  --------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                  (1,764)                3,843

INVESTING ACTIVITIES
  Property, plant and equipment:
     Purchases                                                      (985)                 (919)
     Proceeds of dispositions                                                              450
 Other investing activities                                                               (330)
                                                     --------------------  --------------------
           NET CASH (USED) BY
                         INVESTING ACTIVITIES                       (985)                 (799)

FINANCING ACTIVITIES
  Repurchase and retirement of long term debt                                          (14,270)
  Dividends paid                                                                        (1,750)
                                                     --------------------  --------------------
          NET CASH (USED)  BY FINANCING ACTIVITIES                                     (16,020)
                                                     --------------------  --------------------

(DECREASE) IN CASH AND
         CASH EQUIVALENTS                                         (2,749)              (12,976)

Cash and cash equivalents at beginning of year                    11,715                18,287
                                                     --------------------  --------------------
CASH AND CASH EQUIVALENTS AT END OF QUARTER          $             8,966   $             5,311
                                                     ====================  ====================

See  notes  to  consolidated  financial  statements.

DELTA  MILLS,  INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE  A--BASIS  OF  PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Delta Mills, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of only normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended September 29, 2001 are not necessarily indicative of the results that may be expected for the year ending June 29, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2001.

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

Summarized financial information for the Guarantor is as follows (in thousands):

                                            September 29, 2001     June 30, 2001
                                            ------------------     -------------
          Current assets                            143                 142
          Noncurrent assets                          81                  88
          Current Liabilities                     2,267               2,036
          Noncurrent liabilities                    789                 660
          Stockholders' equity (deficit)         (2,832)             (2,466)

Summarized results of operations for the Guarantor are as follows (in thousands):


                                                   Three Months Ended
                                          --------------------------------------
                                          September 29, 2001  September 30, 2000
                                          ------------------  ------------------

Net sales -intercompany commissions              $ 583              $1,043
Cost and expenses                                  949               1,063
Income (loss) from continuing operations          (366)                (20)
Net (loss)                                        (366)                (20)

NOTE  C-LONG-TERM  DEBT,  CREDIT  ARRANGEMENTS,  AND  NOTES  PAYABLE

The Company has a secured four-year $50 million revolving bank credit facility as amended October 5, 2001 (see exhibit 4.3.1.2). At each of June 30, 2001 and September 29, 2001, no amounts were outstanding under this facility. The credit facility contains restrictive covenants that, among other things, require that the Delta Mills' Maximum Leverage Ratio, as defined therein, not exceed specified amounts. The agreement also restricts additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to the Company's stock is permitted if there is no event of default and there is at least $1 of availability under the facility. The credit facility was amended effective October 5, 2001. The amendment substantially increases the permitted leverage ratio for the preceding four quarters ending with the third quarter of fiscal year 2002, and slightly reduces the permitted leverage ratio for the four quarters ending with the fourth fiscal quarter of fiscal year 2002 and subsequent quarters that Delta Mills is required to maintain pursuant to covenants in the agreement. The amendment also extends the term of the Revolving Credit Agreement to March 31, 2004, includes GMAC's consent to the sale of Delta Mills' Furman Plant, which was announced August 22, 2001, and allows Delta Mills to exclude from the calculation of the leverage ratio the closing costs and run out costs associated with the closing of its Furman Plant. During the three months ended September 29, 2001, the Company did not pay any dividends to Delta Woodside Industries, Inc.

In August, 1997 the Company issued $150 million of 9.625 % senior notes that mature in August, 2007. At September 29, 2001, the outstanding balance of the notes was $83,815,000, unchanged from June 30, 2001.



NOTE  D - RESTRUCTURING AND IMPAIRMENT CHARGES

During the quarter ended September 29, 2001, the Company took an impairment and restructuring charge of $8.7 million, on a pretax basis, associated with the closing of the Furman Plant as announced on August 22, 2001. The $8.7 million charge was principally a non-cash event and included $8.2 million for the net write down of property, plant and equipment. The balance of the charge was approximately $.5 million of accrued expenses for involuntary termination costs associated with the 122 employees terminated as a result of the plant closing. The equipment run-out schedule was completed on October 21, 2001 and the Company is in the process of liquidating the assets associated with this facility. The Company will transfer the current production for the closed facility to other weaving facilities in the Company to better utilize the remaining equipment.

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

The forward-looking statements in this Quarterly Report are based on the Company's expectations and are subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. These risks and uncertainties include, among others, changes in the retail demand for apparel products, the cost of raw materials, competitive conditions in the apparel and textile industries, the relative strength of the United States dollar as against other currencies, changes in United States trade regulations and the discovery of unknown conditions (such as with respect to environmental matters and similar items). The Company does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized

The Company sells a broad range of woven, finished apparel fabric primarily to branded apparel manufactures and resellers. The Company also sells camouflage fabric and other fabrics used in apparel sold to the United States Department of Defense.

Net sales for the three months ended September 29, 2001 were $37.0 million as compared to $63.2 million in the first quarter of the prior fiscal year, a decrease of 41.5%. The decline in sales was primarily due to a reduction in sales unit volume that reflects the downward adjustment in market demand for the apparel industry. Some sales price declines also contributed to the decline in sales.

Gross profit was $1.1 million and 3.0% of sales in the first quarter of fiscal year 2002. This compares to gross profit of $9.3 million and 14.7% of sales in the prior year quarter. Compared to the previous year, the negative results for the current quarter were primarily due to decreased running schedules that were caused by the decline in sales and market demand. Continued price pressure also had a negative impact on the current quarter results. The decline in gross profit was somewhat offset by reduced manufacturing costs as a result of the cost reduction plan put in place at the beginning of fiscal year 2002.

Selling, general and administrative expense (SG&A) was $2.6 million and 7.0% of net sales for the first quarter of fiscal year 2002 compared to SG&A of $3.3 million and 5.2% of net sales for the prior year quarter. The reduction in SG&A represents reductions in expenses associated with administrative salaries and various general expense items. Some of these reductions were part of the cost reduction plan put in place at the beginning of fiscal year 2002.

For the quarter ended September 29, 2001, the Company took an impairment and restructuring charge of $8.7 million, on a pretax basis, associated with the closing of the Furman Plant as announced on August 22, 2001. The $8.7 million charge was principally a non-cash event and included $8.2 million for the net write down of property, plant and equipment. The balance of the charge was approximately $.5 million of accrued expenses for involuntary termination costs associated with the 122 employees terminated as a result of the plant closing. The equipment run-out schedule was completed on October 21, 2001 and the Company is in the process of liquidating the assets associated with this facility. The Company will transfer the current production for the closed facility to other weaving facilities in the Company to better utilize the remaining equipment. This adjustment to weaving capacity will also balance weaving with existing finishing capacity. The Company is currently operating at less than full capacity. Management believes that this action should result in improved operating results in the future.

Excluding impairment and restructuring charges, the Company's operating loss would have been $1.5 million. Including impairment and restructuring charges, the Company's operating loss was $10.2 million compared to an operating profit of $6.3 million for the quarter ended September 30, 2000. The decline in operating profit was due to the factors discussed above.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Interest expense net of interest income was $2.4 million for the quarter ended September 29, 2001, compared to $2.7 million for the prior year quarter. The reduction in interest expense is primarily due to the reduction in the senior notes.

The Company amended its $50 million revolving bank credit facility effective October 5, 2001 (see exhibit 4.3.1.2). At each of June 30, 2001 and September 29, 2001, no amounts were outstanding under this facility. The amendment substantially increases the permitted leverage ratio for the preceding four quarters ending with the third quarter of fiscal year 2002, and slightly reduces the permitted leverage ratio for the four quarters ending with the fourth fiscal quarter of fiscal year 2002 and subsequent quarters that Delta Mills is required to maintain pursuant to covenants in the agreement. The amendment also extends the term of the Revolving Credit Agreement from March 31, 2003 to March 31, 2004, includes GMAC's consent to the sale of Delta Mills' Furman Plant, which was announced August 22, 2001, and allows Delta Mills to exclude from the calculation of the leverage ratio the closing costs and run out costs associated with the closing of its Furman Plant.

The income tax benefit for the quarter was $1.3 million before the impairment and restructuring charge. The tax benefit of the impairment and restructuring charge was $3.1 million and the total tax benefit including the impairment and restructuring charge was $4.4 million. This compares to income tax expense of $1.3 million in the previous year quarter. The tax rate in both years was approximately 35%.

Net loss, excluding the impairment and restructuring charge, was a loss of $2.5 million for the quarter ended September 29, 2001. Including the impairment and restructuring charge, the net loss was $8.2 million. This compares to a net income of $3.0 million for the prior year quarter. For the three months ended September 30,2000, the extraordinary gain of $639,000, net of taxes of $352,000 and the write off of deferred loan costs of $392,000, occurred when the Company purchased $15.7 million face amount of its 9.625 % Senior Notes for $14.2 million. There was no extraordinary gain for the current quarter. The decline in net income was due to the factors discussed above.

The Company believes that current cash balances combined with the cash flow generated by its operations will be sufficient to service its debt, to satisfy its day to day working capital requirements, to pay dividends and to fund its planned capital expenditures. The Company expects that no amounts will be outstanding against its $50 million revolver at the end of fiscal year 2002.

In July of 2001, the FASB issued SFAS 141, "Business Combinations". SFAS 141 requires all business combinations to be accounted for by the purchase method and eliminates use of the pooling-of -interests method. It also requires, upon adoption of SFAS 141, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. Additionally, the statement requires recognition of intangible assets apart from goodwill and provides for additional disclosure of information related to a business combination. This SFAS is effective for all business combinations initiated after June 30, 2001. The adoption of this standard is not expected to materially impact the Company.

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

Item  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. As of September 29, 2001, a 10% decline in market price of the Company's fixed price contracts would have had a negative impact of approximately $2.0 million on the value of the contracts.

PART II. OTHER INFORMATION

Item 1.   Legal  Proceedings  *

Item 2.   Changes  in  Securities  and  Use  of  Proceeds*

Item 3.   Defaults  upon  Senior  Securities*

Item 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders*

Item 5.   Other  Information*

Item 6.   Exhibits  and  Reports  on  Form  8-K

     a)   Listing  of  Exhibits

4.3.1.2 Consent and Amendment to Credit Agreement and Other Documents, dated as of October 5, 2001.

     b) No report on Form 8-K was filed during the fiscal quarter ended September 29, 2001.




*  Items 1,2,3,4 and 5 are not applicable.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Delta  Mills,  Inc.
                                           -------------------------------------
                                           (Registrant)




Date   November 9, 2001                     By:  /s/  W.H. Hardman, Jr.
     ----------------------                 ------------------------------------
                                            W.H.  Hardman,  Jr.
                                            Chief  Financial  Officer