Form 10-Q
period 2001-12-29
DELTA MILLS INC
filed 2002-02-12
CIK 1046860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2001
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from                to
                                    ------------     ------------

Commission File number  333-376-17

                                DELTA MILLS, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      13-2677657
 -------------------------------                      ------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  Incorporation or organization)                      Identification No.)


P.O.  Box  6126
100  Augusta  Street
Greenville,  South  Carolina                                29606
--------------------------------------                   ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value-- 100 shares as of February 12, 2002.

THE  REGISTRANT  MEETS  THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a)
AND H(1)(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

DELTA MILLS, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION
                                                                            Page
Item 1.   Financial Statements (Unaudited)

Condensed consolidated balance sheets--  December 29, 2001
   and June 30, 2001                                                         3

Condensed consolidated statements of operations--
   Three and six months ended December 29, 2001 and December 30, 2000        4

Condensed consolidated  statements  of  cash  flows--
   Six months ended December 29, 2001 and December 30, 2000                  5

Notes to condensed consolidated financial statements-December 29, 2001      6-7


Item  2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                             8-10

Item  3.   Quantitative and Qualitative Disclosures about Market Risk        11


PART II.  OTHER INFORMATION

Item  1.    Legal Proceedings                                                12

Item  2.    Changes in Securities and use of Proceeds                        12

Item  3.    Defaults upon Senior Securities                                  12

Item  4.    Submission of Matters to a Vote of Security Holders              12

Item  5.    Other Information                                                12

Item  6.    Exhibits and Reports on Form  8-K                                12



SIGNATURES                                                                   13

PART  I.  FINANCIAL INFORMATION
-------------------------------

ITEM  1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
Delta Mills, Inc. (In Thousands, except share amounts)

                                                         December 29, 2001    June 30, 2001
                                                        -------------------  ---------------
                                                            (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                             $           10,213   $       11,715
  Accounts receivable:
     Factor and other                                               38,176           37,621
     Due from Affiliates                                                                 34
                                                        -------------------  ---------------
                                                                    38,176           37,655
     Less allowances for doubtful accounts and returns                  51               51
                                                        -------------------  ---------------
                                                                    38,125           37,604
  Inventories
     Finished goods                                                  9,443           13,241
     Work in process                                                20,085           23,195
     Raw materials and supplies                                      5,850            6,766
                                                        -------------------  ---------------
                                                                    35,378           43,202

     Deferred income taxes                                           2,707            1,968
     Other assets                                                      299              547
                                                        -------------------  ---------------
                    TOTAL CURRENT ASSETS                            86,722           95,036

PROPERTY, PLANT AND EQUIPMENT
     Cost                                                          168,910          166,226
     Accumulated depreciation                                       93,957           81,195
                                                        -------------------  ---------------
                                                                    74,953           85,031

DEFERRED LOAN COSTS                                                  1,470            1,680
                                                        -------------------  ---------------
                                                        $          163,145   $      181,747
                                                        ===================  ===============
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                $            7,111   $        8,571
  Payable to Affiliates                                                118
  Accrued employee compensation                                      1,121            2,339
  Accrued and sundry liabilities                                    19,067           19,856
                                                        -------------------  ---------------
                    TOTAL CURRENT LIABILITIES                       27,417           30,766

LONG-TERM DEBT                                                      83,815           83,815
DEFERRED INCOME TAXES                                                6,114           11,186
DEFERRED COMPENSATION                                                6,973            6,599
SHAREHOLDER'S EQUITY
  Common Stock - par value $.01 a share - authorized
    3000 shares, issued and outstanding 100 shares
  Additional paid-in capital                                        51,792           51,792
  Accumulated deficit                                              (12,966)          (2,411)
                                                        -------------------  ---------------
                                                                    38,826           49,381

                                                        -------------------  ---------------
Commitments and Contingencies                           $          163,145   $      181,747
                                                        ===================  ===============

See notes to consolidated financial statements.

CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)

Delta  Mills,  Inc.(In  Thousands)

                                         Three           Three            Six             Six
                                      Months Ended    Months Ended    Months Ended    Months Ended
                                      December 29,    December 30,    December 29,    December 30,
                                          2001            2000            2001            2000
                                     --------------  --------------  --------------  --------------
Net sales                            $      44,140   $      59,697   $      81,117   $     122,896
Cost of goods sold                          42,432          53,780          78,330         107,705
                                     --------------  --------------  --------------  --------------
Gross profit                                 1,708           5,917           2,787          15,191

Selling, general and
   administrative expenses                   2,871           3,593           5,463           6,934
Impairment and
             restructuring charges                                           8,683
Other income                                    18               4              31             377
                                     --------------  --------------  --------------  --------------
  Operating Profit (Loss)                   (1,145)          2,328         (11,328)          8,634

Interest (expense) income:
  Interest expense                          (2,544)         (2,687)         (4,999)         (5,636)
  Interest income                               36             146             133             408
                                     --------------  --------------  --------------  --------------
                                            (2,508)         (2,541)         (4,866)         (5,228)
                                     --------------  --------------  --------------  --------------
Income (Loss) before Income
Taxes and Extraordinary Items               (3,653)           (213)        (16,194)          3,406

Income tax expense (benefit)                (1,251)            (64)         (5,639)          1,221
                                     --------------  --------------  --------------  --------------
Income (Loss) before
Extraordinary Item                          (2,402)           (149)        (10,555)          2,185

Extraordinary Gain
   (Net of Taxes)                                              946                           1,585

                                     --------------  --------------  --------------  --------------
Net Income (Loss)                          ($2,402)  $         797        ($10,555)  $       3,770
                                     ==============  ==============  ==============  ==============

See  notes  to  consolidated  financial  statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Delta Mills, Inc. (In Thousands)

                                                             For the Six Months Ended
                                                      December 29, 2001    December 30, 2000
                                                     -------------------  -------------------
OPERATING ACTIVITIES
  Net income (loss)                                  $          (10,555)  $            3,770
  Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
     Depreciation                                                 4,551                5,556
     Amortization                                                   211                  212
     Decrease in deferred loan costs                                                     783
     Gain on early retirement of debt                                                 (3,242)
     Provision for impairment and restructuring                   8,683
     Provision for losses on accounts receivable                                         (49)
     Provision for deferred income taxes                         (5,811)               1,948
     Gain on disposition of property and equipment                                      (341)
     Deferred compensation                                          367                  562
     Changes in operating assets and liabilities                  3,726                5,604
                                                     -------------------  -------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         1,172               14,803

INVESTING ACTIVITIES
  Property, plant and equipment:
     Purchases                                                   (2,674)              (1,956)
     Proceeds of dispositions                                                            450
 Other investing activities                                                             (384)
                                                     -------------------  -------------------
          NET CASH (USED) BY
                    INVESTING ACTIVITIES                         (2,674)              (1,890)

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit                                              3,003
  Repayments of revolving lines of credit                                             (3,003)
  Repurchase and retirement of long term debt                                        (28,021)
  Dividends paid                                                                      (2,900)
                                                     -------------------  -------------------
          NET CASH (USED) BY FINANCING ACTIVITIES                                   (30,921)
                                                     -------------------  -------------------
DECREASE IN CASH AND
          CASH EQUIVALENTS                                       (1,502)             (18,008)

Cash and cash equivalents at beginning of year                   11,715               18,287
                                                     -------------------  -------------------
CASH AND CASH EQUIVALENTS AT END OF QUARTER          $           10,213   $              279
                                                     ===================  ===================

See  notes  to  consolidated  financial  statements.

DELTA MILLS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Delta Mills, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of only normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended December 29, 2001 are not necessarily indicative of the results that may be expected for the year ending June 29, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2001.

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

Summarized financial information for the Guarantor is as follows (in thousands):

                                       December 29, 2001   June 30, 2001
                                       ------------------  --------------
       Current assets                                149             142
       Noncurrent assets                              75              88
       Current Liabilities                         2,429           2,036
       Noncurrent liabilities                        918             660
       Stockholders' equity (deficit)             (3,123)         (2,466)

Summarized results of operations for the Guarantor are as follows (in thousands):

                                                              Six Months Ended
                                                  ----------------------------------------
                                                   December 29, 2001    December 30, 2000
                                                  -------------------  -------------------
       Net sales -intercompany commissions        $            1,306   $            2,028
       Cost and expenses                                       1,964                2,090
       Income (loss) from continuing operations                 (657)                 (62)
       Net (loss)                                               (657)                 (62)

NOTE C-LONG-TERM DEBT, CREDIT ARRANGEMENTS, AND NOTES PAYABLE

On August 25, 1997 the Company issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These bonds will mature in August, 2007. At December 29, 2001, the outstanding balance of the notes was $83,815,000, unchanged from June 30, 2001.

In August of 1997, the Company also obtained a secured five-year $100 million revolving line of credit subject to borrowing base limitations. The $100 million revolving line of credit was replaced by a new credit facility on March 31, 2000. Borrowings under the new credit facility are based on eligible accounts receivable and inventory of the Company, subject to a maximum $50 million availability limit. The facility is secured by the accounts receivable, inventory and capital stock of the Company. The interest rate on the credit facility is based on a spread over either LIBOR or a base rate. At each of June 30, 2001 and December 29, 2001, no amounts were outstanding under this facility.

The Company's secured four-year $50 million revolving bank credit facility was amended October 5, 2001. The credit facility contains restrictive covenants that, among other things, require that the Delta Mills' Maximum Leverage Ratio, as defined therein, not exceed specified amounts. The agreement also restricts additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to the Company's stock is permitted if there is no event of default and there is at least $1 of availability under the facility. The amendment of October 5, 2001 substantially increases the permitted leverage ratio for the preceding four quarters ending with the third quarter of fiscal year 2002, and slightly reduces the permitted leverage ratio for the four quarters ending with the fourth fiscal quarter of fiscal year 2002 and subsequent quarters that Delta Mills is required to maintain pursuant to covenants in the agreement. The amendment also extends the term of the Revolving Credit Agreement to March 31, 2004, includes the lender's consent to the sale of Delta Mills' Furman Plant, which was announced August 22, 2001, and allows Delta Mills to exclude from the calculation of the leverage ratio the closing costs and continuing costs associated with the closing of its Furman Plant. During the three months ended December 29, 2001, the Company did not pay any dividends to Delta Woodside Industries, Inc.

The Company assigns a substantial portion of its trade accounts receivable to GMAC Commercial Credit LLC (the Factor) under a factor agreement. The assignment of these receivables is primarily without recourse, provided that customer orders are approved by the Factor prior to shipment of goods, up to a maximum for each individual account. The assigned trade accounts receivables are recorded on the Company's books at full value and represent amounts due the Company from the Factor. There are no advances from the Factor against the assigned receivables. All factoring fees are recorded on the Company's books as incurred as a part of General and Administrative Expense.

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

Net sales for the three months ended December 29, 2001 were $44.1 million as compared to $59.7 million in the second quarter of the prior fiscal year, a decrease of 26.1%. The decline in sales was primarily due to a reduction in sales unit volume that reflects the downward adjustment in market demand for the apparel industry. Some sales price declines also contributed to the decline in sales. For the six months ended December 29, 2001, net sales were $81.1 million as compared to $122.9 million for the six months ended December 30, 2000.

Gross profit was $1.7 million and 3.9% of sales in the second quarter of fiscal year 2002. This compares to gross profit of $5.9 million and 9.9% of sales in the prior year quarter. Compared to the previous year, the negative results for the current quarter were primarily due to decreased production schedules that were caused by the decline in sales and market demand. Continued price pressure also had a negative impact on the current quarter results. The decline in gross profit was somewhat offset by reduced manufacturing costs as a result of the cost reduction plan put in place at the beginning of fiscal year 2002. For the six months ended December 29, 2001, gross profit was $2.8 million or 3.4% of net sales as compared to $15.2 million or 12.4% of net sales for the same six month period of the prior fiscal year.

Selling, general and administrative expense (SG&A) was $2.9 million and 6.5% of net sales for the second quarter of fiscal year 2002 compared to SG&A of $3.6 million and 6.0% of net sales for the prior year quarter. The reduction in SG&A represents reductions in expenses associated with administrative salaries and various general expense items. Some of these reductions were part of the cost reduction plan put in place at the beginning of fiscal year 2002. Selling, general and administrative expense (SG&A) was $5.5 million and 6.7% of net sales for the six months ended December 29, 2001 as compared to SG&A of $6.9 million and 5.6% of net sales for the prior year six months ended December 30, 2000.

For the second quarter ended December 29, 2001, the Company reported an operating loss of $1.1 million in the current quarter compared to an operating profit of $2.3 million in the previous year quarter and an operating loss of $10.2 million in the previous quarter of the current fiscal year. The previous quarter's operating loss included asset impairment and restructuring charges of $8.6 million associated with closing the Furman Plant, as announced August 22, 2001. The current quarter's operating loss included continuing costs of $329,000 associated with closed facilities. Excluding the asset impairment and continuing costs of closed facilities, the Company's operating loss during the current quarter would have been $816,000, an improvement over the $1.5 million operating loss in the first quarter. For the six months ended December 29, 2001, the Company's operating loss was $11.3 million as compared to an operating profit of $8.6 million for the six months ended December 30, 2000. The current year results include an impairment and restructuring charge of $8.6 million related to the closing of the Company's Furman facility. Excluding impairment and restructuring charges, the Company's operating loss would have been $2.7 million for the six months ended December 29, 2001. The decline in operating profit was due to the factors discussed above.

Interest expense net of interest income was $2.5 million for the quarter ended December 29, 2001, relatively unchanged from the prior year quarter. Interest expense net of interest income for the six months ended December 29, 2001 was $4.9 million compared to $5.2 million for the same period in fiscal 2001. The reduction in interest expense is primarily due to the reduction in the senior notes and was somewhat offset by a reduction in interest income due to a decline in interest rates.

The Company amended its $50 million revolving bank credit facility effective October 5, 2001. At each of June 30, 2001 and December 29, 2001, no amounts were outstanding under this facility. The amendment substantially increases the permitted leverage ratio for the preceding four quarters ending with the third quarter of fiscal year 2002, and slightly reduces the permitted leverage ratio for the four quarters ending with the fourth fiscal quarter of fiscal year 2002 and subsequent quarters that Delta Mills is required to maintain pursuant to covenants in the agreement. The amendment also extends the term of the Revolving Credit Agreement from March 31, 2003 to March 31, 2004, includes the lender's consent to the sale of Delta Mills' Furman Plant, which was announced August 22, 2001, and allows Delta Mills to exclude from the calculation of the leverage ratio the closing costs and continuing costs associated with the closing of its Furman Plant.

The income tax benefit for the quarter was $1.3 million. This compares to an income tax benefit of $64,000 in the previous year quarter. The income tax benefit for the six months ended December 29, 2001 was $5.6 million. This compares to income tax expense of $1.2 million for the six months ended December 30, 2000. The effective tax rate in both years was approximately 35%.

The Company reported a net loss of $2.4 million for the quarter ended December 29, 2001 compared to a net income of $797,000 for the quarter ended December 30, 2000. The Company's net income for the quarter ended December 30, 2000 included an after tax extraordinary gain of $.9 million net of taxes of $.5 million and the write off of deferred loan costs of $.4 million. The extraordinary gain occurred when the Company purchased $15.6 million face amount of its 9 5/8% Senior Notes for $13.8 million. The Company's net loss for the quarter ended December 29, 2001 included continuing costs of closed facilities of $214,000 on an after tax basis. Earnings before interest, taxes, depreciation and amortization for the quarter ended December 29, 2001 were $1.2 million as compared to $5.2 million for the quarter ended December 30, 2000. The Company reported a net loss of $10.6 million for the six months ended December 29, 2001 compared to net income of $3.8 million for the six months ended December 30, 2000. The Company's net income for the six months ended December 30, 2000 included an after tax extraordinary gain of $1.6 million net of taxes of $.9 million and the write off of deferred loan costs of $.8 million. The net loss for the six months ended December 29, 2001 included asset impairment and continuing costs associated with closed facilities of $5.9 million on an after tax basis. The decline in net income was due to the factors discussed above.

The Company believes that current cash balances combined with the cash flow generated by its operations will be sufficient to service its debt, to satisfy its day to day working capital requirements, to pay dividends and to fund its planned capital expenditures. The Company expects that no amounts will be outstanding against its $50 million revolver at the end of fiscal year 2002.

On October 3, 2001 the FASB issued statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FASB statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provide a single accounting model for long-lived assets to be disposed of. The Company will adopt the Statement effective for fiscal 2003. The adoption of this standard is not expected to materially impact the Company.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. As of December 29, 2001, a 10% decline in market price of the Company's fixed price contracts would have had a negative impact of approximately $1.5 million on the value of the contracts.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings *

Item 2.    Changes in Securities and Use of Proceeds*

Item 3.    Defaults upon Senior Securities*

Item 4.    Submission of Matters to a Vote of Security Holders*

Item 5.    Other Information*

Item 6.    Exhibits and Reports on Form 8-K

          a)   Listing of Exhibits
               None

          b) No report on Form 8-K was filed during the fiscal quarter ended December 29, 2001.



* Items 1,2,3,4 and 5 are not applicable.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Delta Mills, Inc.
                                        --------------------------------
                                        (Registrant)




Date    February 12, 2002               By:/s/ W.H. Hardman, Jr.
      ----------------------            ------------------------
                                        W.H. Hardman, Jr.
                                        Chief Financial Officer