Form 10-Q
period 2002-03-30
DELTA MILLS INC
filed 2002-05-14
CIK 1046860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  March  30,  2002
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

Commission File number  333-376-17

                                DELTA MILLS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                            13-2677657
        ------------------------------            -------------------
       (State or other jurisdiction of            (I.R.S. Employer
        Incorporation or organization)            Identification No.)


P.O. Box 6126
100 Augusta Street
Greenville, South Carolina                               29606
---------------------------------------                ---------
(Address of principal executive offices)               (Zip Code)

                                  864\255-4122
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                (Not Applicable)
    --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value-- 100 shares as of May 14, 2002.

THE  REGISTRANT  MEETS  THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a)
AND H(1)(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

DELTA MILLS, INC.
                                                  INDEX


PART I.  FINANCIAL INFORMATION
                                                                                                    Page
Item 1.  Financial Statements (Unaudited)

Condensed consolidated balance sheets-March 30, 2002 and June 30, 2001                              3

Condensed consolidated statements of operations--
         Three and Nine months ended March 30, 2002 and March 31, 2001                              4

Condensed consolidated statements of cash flows--
         Nine months ended March 30, 2002 and March 31, 2001                                        5

Notes to condensed consolidated financial statements-March 30, 2002                                 6-7


Item 2.  Management's Discussion and Analysis of  Financial Condition and Results of Operations     8-10



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                          11

Item 2.  Changes in Securities and use of Proceeds                                                  11

Item 3.  Defaults upon Senior Securities                                                            11

Item 4.  Submission of Matters to a Vote of Security Holders                                        11

Item 5.  Other Information                                                                          11

Item 6.  Exhibits and Reports on Form 8-K                                                           11


SIGNATURES                                                                                          12

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
Delta Mills, Inc. (In Thousands, except share amounts)

                                                         March 30, 2002    June 30, 2001
                                                        ----------------  ---------------
                                                          (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                             $         2,846   $       11,715
  Accounts receivable:
     Factor and other                                            42,676           37,621
     Due from Affiliates                                                              34
                                                        ----------------  ---------------
                                                                 42,676           37,655
     Less allowances for doubtful accounts and returns               51               51
                                                        ----------------  ---------------
                                                                 42,625           37,604
  Inventories
     Finished goods                                               6,493           13,241
     Work in process                                             22,234           23,195
     Raw materials and supplies                                   5,752            6,766
                                                        ----------------  ---------------
                                                                 34,479           43,202

     Deferred income taxes                                        2,598            1,968
     Other assets                                                   360              547
                                                        ----------------  ---------------
                    TOTAL CURRENT ASSETS                         82,908           95,036

PROPERTY, PLANT AND EQUIPMENT
     Cost                                                       172,022          166,226
     Accumulated depreciation                                    96,242           81,195
                                                        ----------------  ---------------
                                                                 75,780           85,031

DEFERRED LOAN COSTS                                               1,364            1,680
                                                        ----------------  ---------------
                                                        $       160,052   $      181,747
                                                        ================  ===============
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                $         9,500   $        8,571
  Accrued employee compensation                                   1,370            2,339
  Accrued and sundry liabilities                                 18,185           19,856
                                                        ----------------  ---------------
                    TOTAL CURRENT LIABILITIES                    29,055           30,766


LONG-TERM DEBT                                                   82,815           83,815
DEFERRED INCOME TAXES                                             4,691           11,186
DEFERRED COMPENSATION                                             7,112            6,599
SHAREHOLDER'S EQUITY
  Common Stock - par value $.01 a share - authorized
    3000 shares, issued and outstanding 100 shares
  Additional paid-in capital                                     51,792           51,792
  Accumulated deficit                                           (15,413)          (2,411)
                                                        ----------------  ---------------
                                                                 36,379           49,381
Commitments and Contingencies
                                                        ----------------  ---------------
                                                        $       160,052   $      181,747
                                                        ================  ===============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Delta Mills, Inc.(In Thousands)

                                         Three           Three            Nine            Nine
                                      Months Ended    Months Ended    Months Ended    Months Ended
                                        March 30       March 31,        March 30       March 31,
                                          2002            2001            2002            2001
                                     --------------  --------------  --------------  --------------
Net sales                            $      41,190   $      52,991   $     122,307   $     175,887
Cost of goods sold                          40,128          50,795         118,458         158,500
                                     --------------  --------------  --------------  --------------
Gross profit                                 1,062           2,196           3,849          17,387

Selling, general and
   administrative expenses                   3,033           3,169           8,496          10,103
Impairment and
       restructuring charges                                                 8,683
Other income                                    55               3              86             380
                                     --------------  --------------  --------------  --------------
  Operating Profit (Loss)                   (1,916)           (970)        (13,244)          7,664

Interest (expense) income:
  Interest expense                          (2,403)         (2,666)         (7,402)         (8,302)
  Interest income                               51              73             184             481
                                     --------------  --------------  --------------  --------------
                                            (2,352)         (2,593)         (7,218)         (7,821)
                                     --------------  --------------  --------------  --------------
Loss before Income
Taxes and Extraordinary Items               (4,268)         (3,563)        (20,462)           (157)

Income tax benefit                          (1,496)         (1,266)         (7,135)            (45)
                                     --------------  --------------  --------------  --------------
Loss before
Extraordinary Item                          (2,772)         (2,297)        (13,327)           (112)

Extraordinary Gain
   (Net of Taxes)                              325                             325           1,585

                                     --------------  --------------  --------------  --------------
Net Income (Loss)                          ($2,447)        ($2,297)       ($13,002)  $       1,473
                                     ==============  ==============  ==============  ==============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Delta Mills, Inc. (In Thousands)


                                                           For the Nine Months Ended
                                                       March 30, 2002    March 31, 2001
                                                      ----------------  ----------------
OPERATING ACTIVITIES
  Net income (loss)                                   $       (13,002)  $         1,473
  Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities:
     Depreciation                                               6,836             8,204
     Amortization                                                 316               318
     Decrease in deferred loan costs                                                783
     Gain on early retirement of debt                            (500)           (3,242)
     Provision for impairment and restructuring                 8,683
     Provision for deferred income taxes                       (7,124)           (1,176)
     Gain on disposition of property and equipment                                 (341)
     Deferred compensation                                        513               631
     Changes in operating assets and liabilities                1,695            11,867
                                                      ----------------  ----------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES               (2,583)           18,517

INVESTING ACTIVITIES
  Property, plant and equipment:
     Purchases                                                 (5,786)           (4,612)
     Proceeds of dispositions                                                       450
                                                      ----------------  ----------------
         NET CASH (USED) BY INVESTING ACTIVITIES               (5,786)           (4,162)

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit                                         3,003
  Repayments of revolving lines of credit                                        (3,003)
  Repurchase and retirement of long term debt                    (500)          (28,021)
  Dividends paid                                                                 (2,900)
                                                      ----------------  ----------------
         NET CASH (USED)  BY FINANCING ACTIVITIES                (500)          (30,921)
                                                      ----------------  ----------------

DECREASE IN CASH AND CASH EQUIVALENTS                          (8,869)          (16,566)

Cash and cash equivalents at beginning of year                 11,715            18,287
                                                      ----------------  ----------------
CASH AND CASH EQUIVALENTS AT END OF QUARTER           $         2,846   $         1,721
                                                      ================  ================

See notes to consolidated financial statements.

DELTA MILLS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Delta Mills, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of only normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended March 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 29, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2001.

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

Summarized financial information for the Guarantor is as follows (in thousands):

                                        March 30, 2002   June 30, 2001
                                        ---------------  --------------
        Current assets                             150             142
        Noncurrent assets                           69              88
        Current Liabilities                      2,681           2,036
        Noncurrent liabilities                   1,071             660
        Stockholders' equity (deficit)          (3,533)         (2,466)

Summarized results of operations for the Guarantor are as follows (in thousands):

                                                          Nine Months Ended
                                                   ----------------------------------
                                                    March 30, 2002    March 31, 2001
                                                   ----------------  ----------------
        Net sales -intercompany commissions        $         1,996   $         2,902
        Cost and expenses                                    3,063             3,144
        Income (loss) from continuing operations            (1,067)             (242)
        Net (loss)                                          (1,067)             (242)

NOTE C-LONG-TERM DEBT, CREDIT ARRANGEMENTS, AND NOTES PAYABLE

On August 25, 1997 the Company issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At March 30, 2002, the outstanding balance of the notes was $82,815,000, a decrease of $1,000,000 from the balance at June 30, 2001.

The Company has completed a "Modified Dutch Auction" tender offer for a portion of its Senior Notes. The offer commenced on April 3, 2002 and expired on May 1, 2002 as scheduled. As of the expiration, a total principal amount of $34,996,000 of notes was tendered by holders of the notes and accepted for payment by the Company. The "Clearing Price" of $525 per $1,000 principal amount was paid on May 6, 2002 to all holders who tendered their notes. The Company paid a total of $18,372,900, plus accrued interest of $608,177, to repurchase notes. To fund this transaction, Delta Mills used available cash plus borrowings of $14.2 million from its revolving credit facility and $3.4 million from its parent, Delta Woodside Industries, Inc.

On March 31, 2000 the Company obtained a secured four-year $50 million revolving credit facility. Borrowings under this credit facility are based on eligible accounts receivable and inventory of the Company, subject to a maximum $37.5 million availability limit as a result of a March 31, 2002 amendment described below. The facility is secured by the accounts receivable, inventory and capital stock of the Company. The interest rate on the credit facility is based on a spread over either LIBOR or a base rate. At each of June 30, 2001 and March 30, 2002, no amounts were outstanding under this facility.

The credit facility contains restrictive covenants that, among other things, require that the Delta Mills' Maximum Leverage Ratio, as defined therein, not exceed specified amounts. The agreement also restricts additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to the Company's stock is permitted if there is no event of default and there is at least $1 of availability under the facility. An amendment of October 5, 2001 substantially increased the permitted leverage ratio for the preceding four quarters ending with the third quarter of fiscal year 2002, and slightly reduced the permitted leverage ratio for the four quarters ending with the fourth fiscal quarter of fiscal year 2002 and subsequent quarters that Delta Mills is required to maintain pursuant to covenants in the agreement. This amendment also extends the term of the Revolving Credit Agreement to March 31, 2004, includes the lender's consent to the sale of Delta Mills' Furman Plant, which was announced August 22, 2001, and allows Delta Mills to exclude from the calculation of the leverage ratio the closing costs and continuing costs associated with the closing of its Furman Plant. Effective March 31, 2002, Delta Mills amended its $50 million credit facility, eliminating the permitted leverage ratio covenant and adding a $12.5 million minimum availability requirement. Under the minimum availability requirement, Delta Mills' availability for borrowings cannot exceed $37.5 million. During the three months ended March 30, 2002, the Company did not pay any dividends to Delta Woodside Industries, Inc.

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

Net sales for the three months ended March 30, 2002 were $41.2 million as compared to $53.0 million in the third quarter of the prior fiscal year, a decrease of 22.3%. For the nine months ended March 30, 2002, net sales were $122.3 million as compared to $175.9 million for the nine months ended March 31, 2001, a decrease of 30.5%. For both the current quarter and the nine months, the majority of the decline in sales was due to a reduction in sales unit volume that reflects the downward adjustment in market demand for the apparel industry. Some sales price declines also contributed to the decline in sales.

Gross profit was $1.1 million and 2.6% of sales in the third quarter of fiscal year 2002. This compares to gross profit of $2.2 million and 4.1% of sales in the prior year quarter. For the nine months ended March 30, 2002, gross profit was $3.8 million or 3.1% of net sales as compared to $17.4 million or 9.9% of net sales for the same nine months period of the prior fiscal year. For both the current quarter and the nine months, the decline in gross profit was due to decreased production schedules, reduced sales prices and some change in product
mix.   All three factors were caused by the decline in sales and market demand.
The decline in gross profit was somewhat offset by reduced manufacturing costs as a result of the cost reduction plan put in place at the beginning of fiscal year 2002.

Selling, general and administrative expense (SG&A) was $3.0 million and 7.4% of net sales for the third quarter of fiscal year 2002 compared to SG&A of $3.2 million and 6.0% of net sales for the prior year quarter. The reduction in SG&A represents reductions in expenses associated with administrative salaries and various general expense items. Some of these reductions were part of the cost reduction plan put in place at the beginning of fiscal year 2002. Selling, general and administrative expense (SG&A) was $8.5 million and 6.9% of net sales for the nine months ended March 30, 2002 as compared to SG&A of $10.1 million and 5.7% of net sales for the prior year nine months ended March 31, 2001.

For the third quarter ended March 30, 2002, the Company reported an operating loss of $1.9 million compared to an operating loss of $1.0 million in the previous year quarter and an operating loss of $1.1 million in the second quarter of the current fiscal year. The previous quarter's operating loss included asset impairment and restructuring charges of $329,000 associated with closing the Furman Plant, as announced August 22, 2001. The current quarter's operating loss included continuing costs of $86,000 associated with closed facilities. Excluding the asset impairment and continuing costs of closed facilities, the Company's operating loss during the current quarter would have been $1.8 million. For the nine months ended March 30, 2002, the Company's operating loss was $13.2 million as compared to an operating profit of $7.7 million for the nine months ended March 31, 2001. The current year results include an impairment and restructuring charge of $8.7 million related to the closing of the Company's Furman facility. Excluding impairment and restructuring charges and continuing costs of closed facilities, the Company's operating loss would have been $4.1 million for the nine months ended March 30, 2002. The decline in operating profit was due to the factors discussed above.

Interest expense net of interest income was $2.4 million for the quarter ended March 30, 2002, compared to $2.6 million for the prior year quarter. Interest expense net of interest income for the nine months ended March 30, 2002 was $7.2 million compared to $7.8 million for the same period in fiscal 2001. The reduction in interest expense is primarily due to the reduction in the senior notes and was somewhat offset by a reduction in interest income due to a decline in interest rates and a reduction in cash.

The income tax benefit for the quarter was $1.5 million. This compares to an income tax benefit of $1.3 million in the previous year quarter. The income tax benefit for the nine months ended March 30, 2002 was $7.1 million. This compares to an income tax benefit of $45,000 for the nine months ended March 31, 2001. The effective tax rate in both years was approximately 35%.

The Company reported a net loss of $2.4 million for the quarter ended March 30, 2002 compared to a net loss of $2.3 million for the quarter ended March 31, 2001. The Company's net loss for the quarter ended March 30, 2002 included an after tax extraordinary gain of $325,000 net of taxes of $175,000. The extraordinary gain occurred when the Company purchased $1.0 million face amount of its 9 5/8% Senior Notes for $.5 million. The Company's net loss for the quarter ended March 30, 2002 included continuing costs of closed facilities of $56,000 on an after tax basis. The Company reported a net loss of $13.0 million for the nine months ended March 30, 2002 compared to net income of $1.5 million for the nine months ended March 31, 2001. The Company's net income for the nine months ended March 31, 2001 included an after tax extraordinary gain of $1.6 million net of taxes of $.9 million and the write off of deferred loan costs of $.8 million. The extraordinary gain occurred when the Company purchased $15.6 million face amount of its 9 5/8% Senior Notes for $13.8 million. The net loss for the nine months ended March 30, 2002 included asset impairment and continuing costs associated with closed facilities of $5.9 million on an after tax basis. The decline in net income was due to the factors discussed above.

On August 25, 1997 the Company issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At March 30, 2002, the outstanding balance of the notes was $82,815,000, a decrease of $1,000,000 from the balance at June 30, 2001.

The Company has completed a "Modified Dutch Auction" tender offer for a portion of its Senior Notes. The offer commenced on April 3, 2002 and expired on May 1, 2002 as scheduled. As of the expiration, a total principal amount of $34,996,000 of notes was tendered by holders of the notes and accepted for payment by the Company. The "Clearing Price" of $525 per $1,000 principal amount was paid on May 6, 2002 to all holders who tendered their notes. The Company paid a total of $18,372,900, plus accrued interest of $608,177, to repurchase notes. To fund this transaction, Delta Mills used available cash plus borrowings of $14.2 million from its revolving credit facility and $3.4 million from its parent, Delta Woodside Industries, Inc.

On March 31, 2000 the Company obtained a secured four-year $50 million revolving credit facility. Borrowings under this credit facility are based on eligible accounts receivable and inventory of the Company, subject to a maximum $37.5 million availability limit as a result of a March 31, 2002 amendment described below. The facility is secured by the accounts receivable, inventory and capital stock of the Company. The interest rate on the credit facility is based on a spread over either LIBOR or a base rate. At each of June 30, 2001 and March 30, 2002, no amounts were outstanding under this facility.

The credit facility contains restrictive covenants that, among other things, require that the Delta Mills' Maximum Leverage Ratio, as defined therein, not exceed specified amounts. The agreement also restricts additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to the Company's stock is permitted if there is no event of default and there is at least $1 of availability under the facility. An amendment of October 5, 2001 substantially increased the permitted leverage ratio for the preceding four quarters ending with the third quarter of fiscal year 2002, and slightly reduced the permitted leverage ratio for the four quarters ending with the fourth fiscal quarter of fiscal year 2002 and subsequent quarters that Delta Mills is required to maintain pursuant to covenants in the agreement. This amendment also extends the term of the Revolving Credit Agreement to March 31, 2004, includes the lender's consent to the sale of Delta Mills' Furman Plant, which was announced August 22, 2001, and allows Delta Mills to exclude from the calculation of the leverage ratio the closing costs and continuing costs associated with the closing of its Furman Plant. Effective March 31, 2002, Delta Mills amended its $50 million credit facility, eliminating the permitted leverage ratio covenant and adding a $12.5 million minimum availability requirement. Under the minimum availability requirement, Delta Mills' availability for borrowings cannot exceed $37.5 million. During the three months ended March 30, 2002, the Company did not pay any dividends to Delta Woodside Industries, Inc.

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


CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties, and potentially result in materially different results under different assumptions and conditions.

Impairment of Long - Lived Assets: When required by circumstances, the Company evaluates the recoverability of its long - lived assets by comparing estimated future undiscounted cash flows with the asset's carrying amount to determine if a write - down to fair value is required.

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

Item 5.   Other Information*

Item 6.   Exhibits and Reports on Form 8-K

          a)   Listing  of  Exhibits

4.3.1.2 Consent and Amendment to Credit Agreement and Other Documents, dated as of October 5, 2001.

4.3.1.3 Consent and Amendment to Credit Agreement and Other Documents, dated as of March 31,2002.

          b) No report on Form 8-K was filed during the fiscal quarter ended March 30, 2002.


* Items 1,2,3,4 and 5 are not applicable.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Delta Mills, Inc.
                                       -----------------
                                       (Registrant)




Date       May 14, 2002                By: /s/  W.H. Hardman, Jr.
     -----------------------           ---------------------------
                                       W.H. Hardman, Jr.
                                       Chief Financial Officer