Form 10-K
period 2002-06-29
DELTA MILLS INC
filed 2002-09-27
CIK 1046860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2002

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 333-37617
                       ---------

                                DELTA MILLS, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                 13-2677657
------------------------          ----------------------------------------
  (State of Incorporation)          (I.R.S. Employer Identification No.)

PO Box 6126
100 Augusta Street
Greenville, South Carolina                                       29606
--------------------------------------------              --------------------
(Address of principal executive offices)                       (Zip code)

                                  864/255-4122
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
         Title of each class                   on which registered
         -------------------                ------------------------------

                None                              Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                               -------------------

                                      None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 Yes    X                  No _____
                     -------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

The aggregate market value of the common equity stock held by non-affiliates of the registrant as of September 27, 2002 was:

           Common Stock, $.01 par value  - 0

The number of shares outstanding of each of the registrant's classes of Common Stock, as of September 27, 2002 was:

         Common Stock, par value $.01         100

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                     FOR THE FISCAL YEAR ENDED JUNE 29, 2002
                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I                                                                                                          PAGE

Item 1.        Business                                                                                           4
Item 2.        Properties                                                                                         9
Item 3.        Legal Proceedings                                                                                 10
Item 4.        Submission of Matters to a Vote of Security Holders                                               10

PART II

Item 5.        Market for Registrant's Common equity and Related Stockholder Matters                             10
Item 6.        Selected Financial Data                                                                           12
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations             12
Item 7A.       Quantitative and Qualitative Disclosures about Market Risk                                        17
Item 8.        Financial Statements and Supplementary Data                                                       19
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure              36

PART III

Item 10.       Directors and Executive Officers of the Registrant                                                36
Item 11.       Executive Compensation                                                                            36
Item 12.       Security Ownership of Certain Beneficial Owners and Management                                    36
Item 13.       Certain Relationships and Related Transactions                                                    36

PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K                                   37



PART I.

ITEM I.  BUSINESS
-----------------

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

GENERAL

Delta Mills, Inc. ("Delta Mills" or the "Company") is a Delaware corporation with its principal executive offices located at 100 Augusta Street, PO Box 6126, Greenville, South Carolina 29606 (telephone number: 864-255-4122). The Company is a wholly owned subsidiary of Delta Woodside Industries, Inc., a South Carolina corporation, the common stock of which is listed on the New York Stock Exchange under the symbol "DLW". Unless the context otherwise requires, all references herein to "Delta Mills" or the "Company" refer to Delta Mills, Inc. and any of its existing and future subsidiaries.

The Company is a leading manufacturer and marketer of woven finished cotton, synthetic and blended fabrics, which are sold for the ultimate production of apparel. The Company sells a broad range of finished apparel fabrics primarily to branded apparel manufacturers and resellers. These manufacturers and resellers include Levi Strauss, Haggar Corp., the Wrangler (R) and Lee(R) divisions of V.F. Corporation, The Gap, Kellwood Company and Liz Claiborne, Inc. and private label apparel manufacturers for J.C. Penney Company, Inc., Sears, Roebuck & Co., Wal Mart Stores, Inc. and other retailers. The Company believes that it is a leading producer of cotton pants-weight woven fabric used in the manufacture of casual slacks such as Levi Strauss' Dockers(R) and Haggar Corp.'s Wrinkle-free(R). Other apparel items manufactured with the Company's woven fabrics include women's chino pants, women's blazers, career apparel (uniforms), and battle dress camouflage military uniforms. During fiscal year 2000 the Company also produced a variety of unfinished lightweight woven fabrics that were sold to converters of finished products. Due to import pressure, the unfinished fabrics business was discontinued and replaced with more profitable product lines. This move away from the unfinished fabric production was completed in the first half of fiscal 2000.

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

The Company has focused its marketing efforts on building close relationships with major apparel companies that have broad distribution channels and that the Company believes have positioned themselves for long-term growth. The Company sells its woven fabrics primarily to numerous apparel manufacturers and apparel resellers. The Company also sells camouflage fabric and other fabrics used in apparel sold to the United States Department of Defense. These fabrics account for more than 10% of net sales for fiscal year 2002. The Company sells its fabrics through Delta Mills Marketing Inc., a wholly owned subsidiary with a marketing office based in New York City (which serves the United States, Canadian and Mexican markets), with sales agents also operating in Atlanta, Dallas, San Francisco and Mexico.

For fiscal year 2002, the Company had two customers, Levi Strauss and V.F. Corporation, that each exceeded 10% of consolidated net sales. The Company's sales to these customers totaled $63 million in fiscal 2002. For fiscal year 2001 and fiscal year 2000, the Company had three customers, Levi Strauss, Haggar Corp., and V.F. Corporation, which each exceeded 10% of consolidated net sales. The Company's aggregate sales to these customers were $90 million and $109 million for fiscal 2001and for fiscal 2000, respectively. The loss of any of these accounts could have a material adverse effect on the results of the Company.

During fiscal years 2002, 2001 and 2000, approximately 83%, 82% and 83%, respectively, of the Company's finished woven fabric sales were of fabrics made from cotton or cotton/synthetic blends, while approximately 17%, 18%, and 17%, respectively, of such sales were of fabrics made from spun synthetics and other natural fibers, including various blends of rayon, polyester, and wool. Woven fabrics are generally produced and shipped pursuant to specific purchase orders, which minimizes the Company's uncommitted inventory levels. The Company's production of cotton and cotton/synthetic blend and spun synthetic finished woven fabrics is largely vertically integrated, with the Company performing most of its own spinning, weaving and finishing. In the production of military fabrics, the Company purchases a portion of its greige goods needs and finishes this fabric to specifications. The Company's woven finished fabrics plants are currently operating at less than full capacity.

RAW MATERIALS

The Company's principal raw material is cotton, although it also spins polyester, wool, linen fiber, acrylic, lyocell, nylon and rayon fibers and weaves textured polyester filament. Polyester is obtained primarily from three major suppliers, all of whom provide competitive prices. Polyester prices for fiscal year 2002 were unchanged from fiscal year 2001. The Company's average price per pound of cotton purchased and consumed, including freight and carrying costs, was $.594 in fiscal year 2002 as compared to $.659 in fiscal year 2001, and $.661 in fiscal year 2000. As of June 29, 2002, the Company had contracted to purchase 100% and had fixed the price for approximately 92% of its expected cotton requirements for fiscal year 2003. The percentage of the Company's cotton requirements that the Company fixes each year varies depending upon the company's forecast of future cotton prices. The Company believes that recent cotton prices have enabled it to contract for cotton at prices that will permit it to be competitive with other companies in the United States textile industry when the cotton purchased for future use is put into production. To the extent that cotton prices decrease before the Company uses these future purchases, the Company could be materially and adversely affected, as there can be no assurance that it would be able to pass along its higher costs to its customers. In addition, to the extent that cotton prices increase and the Company has not provided for its requirements with fixed price contracts, the Company may be materially and adversely affected, as there can be no assurance that it would be able to pass along these increased costs to its customers.


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

The World Trade Organization (often referred to as the "WTO"), a multilateral trade organization, was formed in January 1995 and is the successor to the General Agreement on Tariffs and Trade or "GATT". This multilateral trade organization has set forth mechanisms by which world trade in clothing is being progressively liberalized by phasing-out quotas and reducing duties over a period of time that began in January of 1995. As it implements the WTO mechanisms, the U.S. government is negotiating bilateral trade agreements with developing countries (which are generally exporters of textile and apparel products) that are members of the WTO to get them to reduce their tariffs on imports of textiles and apparel in exchange for reductions by the United States in tariffs on imports of textiles and apparel. The elimination of quotas and the reduction of tariffs under the WTO may result in increased imports of certain textile and apparel products into North America. These factors could make the Company's products less competitive against low cost imports from developing countries.

A Free Trade Area of the Americas agreement (often referred to as "FTAA") is being negotiated, with expected implementation in the year 2005. FTAA will be a NAFTA-like agreement among most of the nations in the Americas. While the agreement language is not final, the rules of origin will likely allow apparel to be imported into the United States without tariff or quota provided the yarns and fabrics are formed in any participating country. This agreement would create an incentive for apparel manufacturers to use fabric from the Americas region rather than other parts of the world, which could be beneficial to the Company and other domestic textile manufacturers. Conversely, this agreement may result in an increase in the production and use of regional fabrics formed outside the U.S., which would be a disadvantage to the Company.


EMPLOYEES

The Company has approximately 1,800 employees. The Company's employees are not represented by unions. The Company believes that its relations with its employees are good.

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

ITEM 2  PROPERTIES
------------------

    The following table provides a description of Delta Mills, Inc.'s principal facilities.

                                                                      Approximate
                                                                        Square
                      Location                    Utilization           Footage     Owned/Leased
                      --------                    -----------           -------     ------------


Greenville, SC                                    Admin Offices            17,400     Leased (1)
Beattie Plant, Fountain Inn, SC                   spin/weave              390,000        (2)
Estes Plant, Piedmont, SC                         spin/weave              332,000        (2)
Delta 3 Plant, Wallace, SC                        dye/finish              555,000        (2)
Pamplico and Cypress Plants, Pamplico, SC         spin/weave              419,000        (2)
Delta 2 Plant, Wallace, SC                        dye/finish              347,000        (2)
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

         Except as noted above all of the above facilities are owned by Delta Mills, Inc., subject in certain cases to various outstanding liens.

         Delta Mills Marketing, Inc. leases sales offices in New York, NY. The lease on the sales offices expires in December 2004.

         At the date of execution of this Form 10-K, the Company believes that its plants are operating at less than full production capacity.

         At the date of execution of this Form 10-K, the Company has closed and plans to dispose of its Furman facility in Fountain Inn, SC. The Company expects to complete the sale of this facility in fiscal year 2003.

         The Company believes that its equipment and facilities are generally adequate to allow it to remain competitive with its principal competitors.

         The Company's accounts receivable and inventory, and certain other intangible property, secure the Company's credit facility.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

All litigation to which the Company is a party is ordinary routine product liability litigation, contract breach litigation, or employment litigation incident to its business that does not depart from the normal kind of such actions. The Company believes that none of these actions, if adversely decided, would have a material adverse effect on its results of operations or financial condition taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
------------------------------------------------------------

No matter was submitted to a vote of security holders during the fourth quarter of the Company's 2002 fiscal year.


PART II.
--------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

The Company is a wholly-owned subsidiary of Delta Woodside Industries, Inc. Accordingly, there is no established public trading market for the Company's common stock.

During 2001, the Company declared dividends of $2,900,000. The Company declared no dividends for fiscal year 2002 or fiscal year 2000. The information concerning limitations on cash distributions contained under the subheading "Liquidity and Sources of Capital" under Item 7 is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
In Thousands, Except Ratios

                                                                                   Fiscal Year
                                                                                       (1)
                                                --------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS DATA:(1)
                                                          2002             2001             2000             1999          1998
                                                ---------------  ---------------  ---------------  --------------- -------------
Net Sales                                             $174,673         $212,960         $276,511         $348,955      $364,395
Cost of Goods Sold                                     165,266          196,692          243,254          292,914       300,556
                                                ---------------  ---------------  ---------------  --------------- -------------
Gross Profit                                             9,407           16,268           33,257           56,041        63,839

Selling, general and administrative expenses            11,634           14,609           15,345           16,937        17,585
Impairment & restructuring expenses                      8,683
Other income                                               476              302              446               96           146
                                                ---------------  ---------------  ---------------  --------------- -------------
Operating Profit (Loss)                                (10,434)           1,961           18,358           39,200        46,400
Interest expense                                         9,090           11,064           16,095           17,414        19,324
Interest (income)                                         (192)            (547)            (958)            (185)         (152)
Income (Loss) from Continuing Operations
 Before Income Taxes and Extraordinary Item            (19,332)          (8,556)           3,221           21,971        27,228
Income Tax Expense (Benefit)                            (7,359)          (3,065)           1,280            8,590        10,743
                                                ---------------  ---------------  ---------------  --------------- -------------
Income (Loss) from Continuing Operations
   Before Extraordinary Item                           (11,973)          (5,491)           1,941           13,381        16,485
Extraordinary gain (net of taxes)                        9,911            1,585            4,659
Profit (Loss) from Discontinued Operations                                                  (174)           3,802       (25,909)
                                                ---------------  ---------------  ---------------  --------------- -------------
Net Income (Loss)                                     $ (2,062)         $(3,906)          $6,426          $17,183       ($9,424)
                                                ===============  ===============  ===============  =============== =============
OTHER DATA:(1)
Depreciation and amortization                           $9,544          $11,310          $14,015          $14,815       $14,127

Capital expenditures                                     6,496            5,151            4,340            9,075         4,065

EBITDA  (2)                                               (890)          13,271           32,373           54,015        60,527

Ratio of EBITDA to interest expense (2)                   (0.1)             1.2              2.0              3.1           3.1

BALANCE SHEET DATA: (1)
Working Capital                                        $37,338          $64,270          $95,158         $101,613      $107,423

Total assets                                           158,437          181,747          229,612          260,951       290,290

Total debt                                              47,819           83,815          115,078          150,000       176,635

Shareholder's equity (deficit)                          47,319           49,381           56,187           49,761        40,078


NOTES TO SELECTED FINANCIAL DATA
(1) The Stevcoknit knitted fabrics business is presented as part of discontinued operations.

(2) "EBITDA" is defined herein as operating profit or loss, plus depreciation and amortization expense. While EBITDA should not be construed as an alternative to operating earnings (loss) or net income (loss), or as an indicator of operating performance or liquidity, the Company believes that the ratio of EBITDA to interest expense is a measure that is commonly used to evaluate a company's ability to service debt.

ITEM 7.  MANAGEMENT'S DISCUSSION AND
------------------------------------
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------

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

The Company does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized

During the year ended June 29, 2002, the Company announced the closing of its Furman Plant, a weaving only facility located in Fountain Inn, South Carolina. The equipment run-out schedule was completed on October 21, 2001 and the Company is in the process of liquidating the assets associated with this facility. The Company has transferred the current production for the closed facility to other weaving facilities in the Company to better utilize the remaining equipment. The Company expects to complete the sale of these assets in fiscal year 2003.

RESULTS OF OPERATIONS FISCAL 2002 VERSUS FISCAL 2001

Net Sales. Consolidated net sales for the year ended June 29, 2002 totaled $174.7 million, as compared to $213.0 million for the year ended June 30, 2001, a decrease of 18.0%. The average sales price decreased 2.8% in 2002 as compared to the previous fiscal year. The decline in sales volume occurred during the first three quarters of the year due to a weakness in market demand and some decline in sales price. The decline was somewhat offset during the fourth quarter as market demand increased. Compared to the previous fiscal year, sales volume decreased 18%.

Gross Profit. Consolidated gross profit margin as a percent of sales for the year ended June 29, 2002 was 5.4%, as compared to 7.6% for the year ended June 30, 2001. The gross profit decline occurred during the first three quarters of the year as sales declined. This resulted in decreased running schedules in order to control inventory and conserve cash. The decreased running schedules resulted in increased costs associated with under absorbed manufacturing costs. This trend was reversed in the fourth quarter of the current fiscal year. Also contributing to the gross profit decline was downward pressure on sales price caused by cotton garment manufacturers expanding their supplier base to gain a more competitive price and by increased import pressure on synthetic products.

Selling, General and Administrative Expenses. During the year ended June 29, 2002, selling, general and administrative expenses were $11.6 million, as compared to $14.6 million during the year ended June 30, 2001, a decrease of $3.0 million or 20.4%. Expenses in this category were 6.7% of sales in fiscal 2002 as compared to 6.9% in fiscal 2001. The decrease was due to a reduction in compensation expense and overall lower expenses in relation to lower sales volume.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Impairment and Restructuring Expenses. During the year ended June 29, 2002, the Company incurred impairment and restructuring expenses of $8.7 million related to the closing of its Furman plant, a weaving only facility in Fountain Inn, SC. There were no impairment or restructuring charges in fiscal 2001.

Operating Earnings. Operating losses for the year ended June 29, 2002 were $10.4 million, as compared to operating earnings of $2.0 million for the year ended June 30, 2001. In addition to the decline in gross profit that was somewhat offset by lower selling, general and administrative expenses, operating earnings for the current year included an $8.7 million impairment and restructuring charge that occurred in the first quarter of the fiscal year as a result of closing the Furman plant.

Net Interest Expense. For the year ended June 29, 2002, net interest expense was $8.9 million, as compared to $10.5 million for the year ended June 30, 2001. The decrease in interest expense resulted from the extinguishment of $36.0 million principal amount of debt related to the purchase of a portion of the Company's 9.625% Senior Notes.

Taxes. The effective tax rate of 36.8% on continuing operations for the year ended June 29, 2002 is higher than the 35.8% effective tax rate on continuing operations for the year ended June 30, 2001, primarily because of the effect of nondeductible permanent differences on pretax income in fiscal year 2002 compared to pretax losses in 2001.

Income(Loss) from Continuing Operations. Loss from Continuing Operations for the year ended June 29, 2002 was $12.0 million, as compared to a loss of $5.5 million for the year ended June 30, 2001. For the current fiscal year, the loss before extraordinary items included an impairment and restructuring charge of approximately $5.5 million on an after tax basis. There were no impairment and restructuring charges recognized in the previous fiscal year.

Extraordinary gain, net of taxes. During fiscal 2002, the Company purchased $36.0 million face amount of its 9.625% Senior Notes for $19.4 million, including expenses of approximately $0.5 million. The Company recognized an extraordinary gain of $9.9 million after tax expense of $6.2 million and the write off of deferred loan costs of $0.5 million. During fiscal 2001, the Company purchased $31.3 million face amount of its 9.625% Senior Notes for $28.0 million. The Company recognized an extraordinary gain of $1.6 million after tax expense of $0.9 million and the write off of deferred loan costs of $0.8 million.

Order Backlog. The Company's order backlog at June 29, 2002 was $47.8 million, a slight increase from the $47.2 million order backlog at June 30, 2001. Many of the Company's customers have shortened lead times for delivery requirements, and the apparel market continues to be soft. Consequently, management believes that the order backlog at any given point in time may not be an indication of future sales.

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

In August of 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long lived-assets, which assets result from the acquisition, construction, development and or normal use of the assets. The enterprise also is to record a corresponding increase to the carrying amount of the related long-lived asset (i.e. the associated asset retirement costs) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e. accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. This statement is effective for fiscal years beginning after June 15, 2002. The adoption of this standard is not expected to materially impact the Company.

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

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, Statement No. 145, through the rescission of Statement No. 4, will no longer require extraordinary item treatment for gains and losses from the extinguishment of debt, unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria established in APB 30. The Statement is effective for fiscal years beginning after May 15, 2002 and will require the reclassification of prior period items that do not meet the extraordinary item classification criteria in APB 30. Upon adoption, the Company will reclassify all extraordinary gains recognized for the early extinguishment of debt as a component of operating income for all financial statement periods presented.

In July 2002, the FASB issued Statement No. 146, "Accounting for Obligations Associated with Disposal Activities". Statement No. 146 addresses financial reporting and accounting for costs associated with exit or disposal activities. It nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Statement 146 requires that a liability be recognized for such costs only when the liability is incurred, which is in contrast to EITF No. 94-3, which requires the recognition of a liability upon the commitment to an exit plan. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of Statement No. 146 will not have a material impact on its financial statements.


RESULTS OF OPERATIONS FISCAL 2001 VERSUS FISCAL 2000

Net Sales. Consolidated net sales for the year ended June 30, 2001 totaled $213.0 million, as compared to $276.5 million for the year ended July 1, 2000, a decrease of 23.0%. The decline in sales was due to declines in volume and price as retail market demand weakened over fiscal 2001. Sales of yarn from the Rainsford plant to the Delta Apparel affiliate were $0 as compared to $26.6 million in the prior year. The Rainsford plant was sold to Delta Apparel in May 2000.

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

Net Interest Expense. For the year ended June 30, 2001, net interest expense was $10.5 million, as compared to $15.1 million for the year ended July 1, 2000. The decrease in interest expense resulted from the extinguishment of $66.2 million of debt due to the purchases of portions of the Company's 9.625% Senior Notes in fiscal 2001 and in fiscal 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Taxes. The effective tax rate of 35.8% on continuing operations for the year ended June 30, 2001 was lower than the 39.7% effective tax rate on continuing operations for the year ended July 1, 2000 primarily because of the effect of nondeductible permanent differences on pretax income in fiscal year 2000 compared to pretax losses in fiscal year 2001.

Income(Loss) from Continuing Operations. Loss from Continuing Operations for the year ended June 30, 2001 was $5.5 million, as compared to income from continuing operations of $1.9 million for the year ended July 1, 2000. The decrease was due to the factors described above.

Extraordinary gain, net of taxes. During fiscal 2001, the Company purchased $31.3 million face amount of its 9.625% Senior Notes for $28.0 million. The Company recognized an extraordinary gain of $1.6 million after tax expense of $0.9 million and the write off of deferred loan costs of $0.8 million. During fiscal 2000, the Company purchased $34.9 million face amount of its 9.625% Senior Notes for $26.6 million. The Company recognized an extraordinary gain of $4.7 million after tax expense of $2.8 million and the write off of deferred loan costs of $0.8 million.

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

LIQUIDITY AND SOURCES OF CAPITAL

Cash decreased $11.7 million in fiscal 2002. The Company generated $2.4 million from operating activities and used $6.1 million to fund capital expenditures. The Company used the remaining $8.0 million net of $11.4 million in borrowings from its revolving credit facility to purchase a portion of the Company's 9.625% Senior Notes for $19.4 million, including expenses of approximately $0.5 million. The Company generated operating cash flows of $29.1 and $26.3 million for the 2001 and 2000 fiscal years, respectively. In fiscal 2001 the Company used cash for investing activities of $4.7 million and generated $8.7 million from investing activities in fiscal 2000. Cash generated in fiscal year 2000 was primarily from the sale of the Rainsford Plant and associated operating assets to the Delta Apparel affiliate for $13.6 million in May 2000.

On March 31, 2000 the Company obtained a secured four-year $50 million revolving credit facility. Borrowings under this credit facility are based on eligible accounts receivable and inventory of the Company, subject to a maximum $37.5 million availability limit as a result of a March 31, 2002 amendment described below. The facility is secured by the accounts receivable, inventory and capital stock of the Company. The interest rate on the credit facility is based on a spread over either LIBOR or a base rate. On June 29, 2002, borrowings under this facility were $11.4 million and approximately $24.3 million was still available for borrowing.

The credit facility contains restrictive covenants that, among other things, until the March 31, 2002 amendments described below, required that the Company's Maximum Leverage Ratio, as defined therein, not exceed specified amounts. The agreement also restricts additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to the Company's stock is permitted if there is no event of default and there is at least $1 of availability under the facility. An amendment dated October 5, 2001 substantially increased the permitted leverage ratio for the four quarters ending with the third quarter of fiscal year 2002, and slightly reduced the permitted leverage ratio for the fourth fiscal quarter of fiscal year 2002 and subsequent quarters. This amendment also extended the term of the Revolving Credit Agreement to March 31,2004 and included the lender's consent to the sale of the Company's Furman Plant. It also allowed the Company to exclude from the calculation of the leverage ratio the closing costs and continuing costs associated with the closing of its Furman Plant. Effective March 31, 2002, the Company amended its $50 million credit facility, eliminating the permitted leverage ratio covenant and adding a $12.5 million minimum availability requirement. Under the minimum availability requirement, the Company's availability for borrowings cannot exceed $37.5 million. During the year ended June 29, 2002, the Company did not pay any dividends to Delta Woodside Industries, Inc.

Loan covenants in the Senior Notes and the Company's revolving credit facility, among other matters, limit the Company's ability to make cash distributions to Delta Woodside. At June 29, 2002, under the most restrictive of these covenants, no dividends were available for distribution by Delta Mills to Delta Woodside Industries..

During the year ended June 29, 2002, the Company acquired for $19,383,000, including expenses of approximately $500,000, a portion of its 9.625% Senior Notes. The aggregate principal face amount of the acquired Senior Notes was $35,996,000. The current outstanding aggregate principal amount of these Senior Notes is $47,819,000. The future annual reduction in the Company's interest expense because of this Senior Note repurchase will be $3,464,615.

During fiscal 2002, the Company had capital expenditures of approximately $6.5 million primarily for capital improvements, new equipment, and computer system upgrades. During fiscal 2003, the Company plans to spend approximately $8 million for capital improvements, new equipment, and computer system upgrades. The Company believes that its equipment and facilities are generally adequate to allow it to remain competitive with its principal competitors.

The Company has entered into agreements, and has fixed prices, to purchase cotton for use in its manufacturing operations. At June 29, 2002 minimum payments under these contracts with non-cancelable contract terms were $14.9 million.

During 1998, the Company received notices from North Carolina asserting deficiencies in state corporate income and franchise taxes for the Company's 1994 - 1997 tax years. The total additional tax proposed by the state amounts to $1.3 million, which includes interest. The assessment has been delayed pending an administrative review by the state of the case. The Company believes that the ultimate outcome of the case will not result in a material impact on the Company's consolidated results of operations or financial position.

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

Income Taxes: Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Management believes that it is more likely than not that the gross deferred tax assets will be realized in the future. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

ENVIRONMENTAL MATTERS

Two of the Company's South Carolina plants, the Delta 2 and Delta 3 Finishing Plants, have experienced high nitrate levels at the spray field for these plants. The Company is working with the South Carolina Department of Health and Environmental Control ("DHEC") to address this issue. In addressing this issue in the method and within the time frame required by DHEC, a report was submitted in June 2001 to DHEC detailing four options for dealing with this groundwater problem. At the date of this filing, DHEC has still not responded to the Company's proposal. Although there is no assurance that the Company will be successful and it could face administrative penalties if it is not, the Company does not currently believe that this matter would have a material adverse impact on the Company.

On June 11, 2001, DHEC issued a Notice of Violation ("NOV") for three alleged violations of an air permit for the Company's Delta #2 and Delta #3 Plants. On June 26, 2001, the Company participated in an enforcement conference with DHEC, during which DHEC agreed to inspect the plants again on July 24, 2001. On September 12, 2001, the Company received a proposed Consent Order from DHEC which requires that: (1) the Company submit to DHEC a construction permit application for a machine that was installed; (2) the Company comply with all DHEC regulations regarding permitting; (3) the Company comply with all emission and fuel content requirements of its operating permit; and (4) the Company pay to DHEC the amount of $2,200.00. The Company paid this penalty on November 16, 2001 and has abided by the terms of the Consent Order. The Company believes that the matter is now closed.

On June 30, 2000 the Company sold its Greensboro, North Carolina plant to the City of Greensboro. The Company had been working with environmental consultants in assessing groundwater contamination at this site. Because of these studies, one half of the proceeds from the sale of the plant, consisting of approximately $400,000, were placed in an interest bearing escrow account to cover expenses related to this contamination. As of the date of this filing, approximately $365,000 remains in this escrow account. The Company believes that this balance is adequate to cover any remaining expenses related to this matter. The Company recorded the sale net of estimated costs to remediate the property.

On January 10, 2000, the North Carolina Department of Environment and Natural Resources requested that the Company accept responsibility for investigating the discharge of hazardous substances at a hazardous waste site known as the Glen Raven Mills Site, Kings Mountain, North Carolina (the "Site"). A predecessor by merger of the Company, Park Yarn Mills Company, Inc. ("Park Yarn"), owned the Site for approximately six (6) years, from approximately 1977 to 1983 (prior to the time the Company became a subsidiary of Delta Woodside Industries, Inc.) The Company is aware of no evidence that Park Yarn discharged or deposited any hazardous substance at the Site or is otherwise a "responsible party" for the Site. Further, Park Yarn filed bankruptcy and was discharged in 1983. Although no assurance can be provided, any liability of Park Yarn for the Site may have been discharged by the bankruptcy order. Accordingly, the Company has denied any responsibility at the Site, declined to undertake any activities concerning the Site, and has not provided for any reserves for costs or liabilities attributable to Park Yarn.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

COMMODITY RISK SENSITIVITY

As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Under these contracts, nonperformance by either the buyer or the seller may result in net cash settlement of the difference between the current market price of cotton and the contract price. The Company has not utilized the net settlement provision in the past, and does not anticipate using it in the future. The Company may seek to fix prices up to 18 months in advance of delivery. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton for the Company. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. At June 29, 2002, a 10% decline in the market price of the cotton covered by the Company's fixed price contracts would have a negative impact of approximately $1.5 million on the value of the contracts. At the end of fiscal 2001, a 10% decline in the market price of the Company's fixed price contracts would have had a negative impact of approximately $2.1 million on the value of the contracts. The decline in the potential negative impact from 2001 to 2002 is due principally to current cotton commitments being at significantly lower average prices than in fiscal 2001.


INTEREST RATE SENSITIVITY

The $50 million secured four-year revolving credit facility expiring in 2004 is sensitive to changes in interest rates. Interest is based on a spread over LIBOR or a base rate. An interest rate increase would have a negative impact to the extent the Company borrows against the revolving credit facility. The impact would be dependent on the level of borrowings incurred. As of June 29, 2002, an increase in the interest rate of 1% would have a negative impact of approximately $114,000.

An interest rate change would not have an impact on the fixed rate ten year Senior Notes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                 Page
                                                                                                -------
Report of KPMG LLP                                                                                F2
Consolidated Balance Sheets as of June 29, 2002 and June 30, 2001                                 F3
Consolidated Statements of Operations for the fiscal years ended June 29, 2002,
                      June 30, 2001 and July 1, 2000                                              F4
Consolidated Statements of Shareholder's Equity for the fiscal years
                      ended June 29, 2002, June 30, 2001 and July 1, 2000                         F5
Consolidated Statements of Cash Flows for the fiscal years ended June 29, 2002,
                      June 30, 2001 and July 1, 2000                                              F6
Notes to Consolidated Financial Statements                                                        F7





         INDEPENDENT AUDITORS' REPORT

         THE BOARD OF DIRECTORS
         DELTA MILLS, INC.

         We have audited the accompanying consolidated balance sheets of Delta Mills, Inc. as of June 29, 2002 and June 30, 2001 and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the years in the three-year period ended June 29, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Mills, Inc. as of June 29, 2002 and June 30, 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended June 29, 2002 in conformity with accounting principles generally accepted in the United States of America.


                                                \s\KPMG LLP
                                                -----------
                                                KPMG LLP

         Greenville, South Carolina
         July 26, 2002


CONSOLIDATED BALANCE SHEETS
Delta Mills, Inc.
(In Thousands, except share amounts)

                                                              June 29, 2002             June 30, 2001
                                                       ---------------------    ----------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                             $52                   $11,715
  Accounts receivable:
     Factor and other                                                49,887                    37,621
     Due from Affiliates                                                                           34
                                                       ---------------------    ----------------------
                                                                     49,887                    37,655
    Less allowances for returns                                          32                        51
                                                       ---------------------    ----------------------
                                                                     49,855                    37,604
  Inventories
     Finished goods                                                   7,085                    13,241
     Work in process                                                 19,878                    23,195
     Raw materials and supplies                                       5,784                     6,766
                                                       ---------------------    ----------------------
                                                                     32,747                    43,202

  Deferred income taxes                                               1,347                     1,968
  Other assets                                                           25                       547
                                                       ---------------------    ----------------------
                    TOTAL CURRENT ASSETS                             84,026                    95,036

  Assets held for sale                                                3,141

PROPERTY, PLANT AND EQUIPMENT, at cost
     Land and land improvements                                       1,702                     1,937
     Buildings                                                       32,171                    36,634
     Machinery and equipment                                        102,379                   118,386
     Furniture, fixtures and office equipment                         9,599                     6,263
     Lease improvements                                               1,030                     1,030
     Construction in progress                                         1,025                     1,976
                                                       ---------------------    ----------------------
                                                                    147,906                   166,226
     Less accumulated depreciation                                   77,405                    81,195
                                                       ---------------------    ----------------------
                                                                     70,501                    85,031

DEFERRED LOAN COSTS
             less accumulated amortization of $ 5,324
             and $4,413 in 2002 and 2001 respectively                   769                     1,680

                                                       ---------------------    ----------------------
                                                                   $158,437                  $181,747
                                                       =====================    ======================



CONSOLIDATED BALANCE SHEETS
Delta Mills, Inc.
(In Thousands, except share amounts)


                                                              June 29, 2002           June 30, 2001
                                                          ------------------      ------------------

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                            $11,689                  $8,571
  Revolving credit facility                                          11,365
  Payable to Affiliates                                               3,321
  Accrued employee compensation                                       1,696                   2,339
  Accrued and sundry liabilities                                     18,617                  19,856

                                                          ------------------      ------------------
                    TOTAL CURRENT LIABILITIES                        46,688                  30,766

LONG-TERM DEBT                                                       47,819                  83,815
DEFERRED INCOME TAXES                                                 9,340                  11,186
DEFERRED COMPENSATION                                                 7,271                   6,599
SHAREHOLDER'S EQUITY
  Common Stock - par value $.01 a share - authorized
  3000 shares, issued and outstanding 100 shares
  Additional paid-in capital                                         51,792                  51,792
  Retained earnings(deficit)                                         (4,473)                 (2,411)
                                                          ------------------      ------------------
                                                                     47,319                  49,381
COMMITMENTS AND CONTINGENCIES
                                                          ------------------      ------------------
                                                                   $158,437                $181,747
                                                          ==================      ==================





See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Delta Mills, Inc.
(In Thousands)

                                                                     Year Ended        Year Ended       Year Ended
                                                                   June 29, 2002     June 30, 2001      July 1, 2000
                                                                 ----------------  ---------------- -----------------

Net sales to non-affiliates                                             $174,673          $212,960          $249,918
Net sales to affiliated parties                                                                               26,593
                                                                 ----------------  ---------------- -----------------
  Net sales                                                              174,673           212,960           276,511
Cost of goods sold                                                       165,266           196,692           243,254
                                                                 ----------------  ---------------- -----------------
Gross profit                                                               9,407            16,268            33,257
Selling, general and administrative expenses                              11,634            14,609            15,345
Impairment and restructuring expenses                                      8,683
Other income                                                                 476               302               446
                                                                 ----------------  ---------------- -----------------
  OPERATING PROFIT (LOSS)                                                (10,434)            1,961            18,358
Other (expense) income:
  Interest expense                                                        (9,090)          (11,064)          (16,095)
  Interest income                                                            192               547               958

                                                                 ----------------  ---------------- -----------------
                                                                          (8,898)          (10,517)          (15,137)
                                                                 ----------------  ---------------- -----------------
 INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES
      AND EXTRAORDINARY ITEMS                                            (19,332)           (8,556)            3,221
Income tax expense (benefit)                                              (7,359)           (3,065)            1,280
                                                                 ----------------  ---------------- -----------------
 INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE EXTRAORDINARY ITEMS                                  (11,973)           (5,491)            1,941

  Extraordinary gain (net of taxes)                                        9,911             1,585             4,659

Loss from operations of discontinued businesses (net of                                                         (174)
taxes)
                                                                 ----------------  ---------------- -----------------

NET INCOME (LOSS)                                                        $(2,062)          $(3,906)           $6,426
                                                                 ================  ================ =================





See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
Delta Mills, Inc.
(In Thousands)


                                                              Additional          Retained          Total
                                      Common Stock             Paid-In            Earnings       Shareholder's
                                Shares          Amount         Capital            (Deficit)         Equity
                             --------------  -------------  ---------------  ---------------  -----------------

Balance at July 3, 1999                100             $0          $51,792         $ (2,031)           $49,761
  Net Income                                                                          6,426              6,426
                             --------------  -------------  ---------------  ---------------  -----------------
Balance at July 1, 2000                100              0           51,792            4,395             56,187
  Net Loss                                                                           (3,906)            (3,906)
  Cash dividends paid                                                                (2,900)            (2,900)
                             --------------  -------------  ---------------  ---------------  -----------------
Balance at June 30, 2001               100              0           51,792           (2,411)            49,381
  Net Loss                                                                           (2,062)            (2,062)
                             --------------  -------------  ---------------  ---------------  -----------------
Balance at June 29, 2002               100             $0          $51,792         $ (4,473)           $47,319
                             ==============  =============  ===============  ===============  =================







See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Delta Mills, Inc.
(In Thousands)
                                                                      Year Ended           Year Ended            Year Ended
                                                                     June 29, 2002        June 30, 2001         July 1, 2000
                                                                   ------------------   ------------------    ------------------
OPERATING ACTIVITIES
  Net income (loss)                                                         $ (2,062)            $ (3,906)               $6,426
  Adjustments to reconcile net income(loss) to net
     cash provided by operating activities:
     Depreciation                                                              9,174               10,886                13,408
     Amortization                                                                370                  424                   607
     Decrease in deferred loan costs                                             541                  784                 1,312
     Gain on early retirement of debt                                        (16,613)              (3,242)               (8,307)
     Discontinued operations                                                                                              1,359
     Provision impairment and restructuring                                    8,683
     Change in deferred income taxes                                          (1,225)              (1,888)               (3,339)
     Losses (gains) on disposition of property
        and equipment                                                           (356)                (342)                  138
     Changes in operating assets and liabilities:
        Accounts receivable                                                  (12,251)              33,579                11,064
        Inventories                                                           10,455                  717                 1,548
        Other current assets                                                     522                  (80)
        Deferred compensation                                                    672                  786                  (227)
        Accounts payable and accrued expenses                                  4,512               (8,668)                2,308
                                                                   ------------------   ------------------    ------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                            2,422               29,050                26,297

INVESTING ACTIVITIES Property, plant and equipment:
     Purchases                                                                (6,496)              (5,151)               (4,340)
     Proceeds of dispositions                                                    429                  450                12,750
  Investing activities of discontinued operations                                                                           333
                                                                   ------------------   ------------------    ------------------
           NET CASH PROVIDED(USED) BY
                         INVESTING ACTIVITIES                                 (6,067)              (4,701)                8,743

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit                                     44,979                3,003                15,000
  Repayments on revolving lines of credit                                    (33,614)              (3,003)              (15,000)
  Repurchase and retirement of long term debt                                (19,383)             (28,021)              (26,615)
  Dividends paid                                                                                   (2,900)
  Other                                                                                                                     (41)
                                                                   ------------------   ------------------    ------------------
          NET CASH USED BY FINANCING ACTIVITIES                               (8,018)             (30,921)              (26,656)
                                                                   ------------------   ------------------    ------------------

(DECREASE) INCREASE IN CASH AND
         CASH EQUIVALENTS                                                    (11,663)              (6,572)                8,384

Cash and cash equivalents at beginning of year                                11,715               18,287                 9,903
                                                                   ------------------   ------------------    ------------------
         CASH AND CASH EQUIVALENTS AT END OF YEAR                                $52              $11,715               $18,287
                                                                   ==================   ==================    ==================


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES DESCRIPTION OF BUSINESS: The Company manufactures woven fabrics which are sold through a separate sales subsidiary. The Company's operations, all within the textile industry, are considered a single business segment.

BASIS OF PRESENTATION:     The consolidated financial statements include the
accounts of Delta Mills, Inc. and Delta Mills Marketing, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Delta Mills, Inc. and Delta Mills Marketing , Inc. are wholly-owned subsidiaries of Delta Woodside Industries, Inc. ("DWI"). The Company's knitted fabrics business, Stevcoknit Fabrics, is presented as a discontinued operation through its final liquidation in fiscal 2000.

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

IMPAIRMENT OF LONG-LIVED ASSETS: When required by circumstances, the Company evaluates the recoverability of its long-lived assets by comparing estimated future undiscounted cash flows with the asset's carrying amount to determine if a write-down to fair value is required.

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

COTTON PROCUREMENT: The Company contracts to buy cotton with future delivery dates at fixed prices in order to reduce the effects of fluctuations in the prices of cotton used in the manufacture of its products. These contracts are settled by delivery and are not used for trading purposes. The Company commits to fixed prices on a percentage of its cotton requirements up to eighteen months in the future. If market prices for cotton fall below the Company's committed fixed costs and it is estimated that the cost of cotton is not recoverable in future sales of finished goods, the differential is charged to income at that time. The Company's management has determined that its cotton buying contracts meet the criteria for exclusion under the normal purchases and normal sales exemption of SFAS 133 and its related amendments and are not considered derivatives.

STOCK OPTIONS: The Company participates in the Delta Woodside Industries Inc. Stock Option Plan. The Company applies the intrinsic value-based method of accounting for these stock options, in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. The Company provides pro forma disclosures of stock option compensation recorded on a fair value basis in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation".

RECENT ACCOUNTING PRONOUNCEMENTS: In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, Statement No. 145, through the rescission of Statement No. 4, will no longer require extraordinary item treatment for gains and losses from the extinguishment of debt, unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria established in APB 30. The Statement is effective for fiscal years beginning after May 15, 2002 and will require the reclassification of prior period items that do not meet the extraordinary item classification criteria in APB 30. Upon adoption, the Company will reclassify all extraordinary gains recognized for the early extinguishment of debt as a component of operating income for all financial statement periods presented.

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

FISCAL YEAR: The Company's operations are based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to June 30. Fiscal years 2002, 2001 and 2000 each consisted of 52 weeks.

NOTE B--ACCOUNTS RECEIVABLE

The Company assigns a substantial portion of its trade accounts receivable to GMAC Commercial Credit LLC (the Factor) under a factor agreement. The assignment of these receivables is primarily without recourse, provided that customer orders are approved by the Factor prior to shipment of goods, up to a maximum for each individual account. The assigned trade accounts receivables are recorded on the Company's books at full value and represent amounts due to the Company from the Factor. There are no advances from the Factor against the assigned receivables. All factoring fees are recorded on the Company's books as incurred as a part of General and Administrative Expense.

For fiscal year 2002, the Company had two customers, Levi Strauss and V.F. Corporation, that each exceeded 10% of consolidated net sales. The Company's sales to these customers totaled $63 million in fiscal 2002. For fiscal year 2001 and fiscal year 2000, the Company had three customers, Levi Strauss, Haggar Corp., and V.F. Corporation, that each exceeded 10% of consolidated net sales. The Company's aggregate sales to these customers were $90 million and $109 million for fiscal 2001 and for fiscal 2000, respectively. The loss of any of these accounts could have a material adverse effect on the results of the Company.

The Company's accounts receivable are due from many companies that produce apparel products located throughout the United States. The many companies represented in the Company's accounts receivable limit to a certain extent the concentration of credit risk.

NOTE C--LONG-TERM DEBT AND LEASES

On August 25, 1997 the Company issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%, and obtained a secured five-year $100 million revolving line of credit subject to borrowing base limitations. The $100 million revolving line of credit was replaced by a new credit facility on March 31, 2000. This credit facility was amended on March 31, 2002. The facility is secured by the accounts receivable, inventory and capital stock of the Company. The interest rate on the credit facility is based on a spread over either LIBOR or a base rate. On June 29, 2002, borrowings under this facility were $11.4 million and approximately $24.3 million was still available for borrowing.

The credit facility contains restrictive covenants that, among other things, until the March 31, 2002 amendments described below, required that the Delta Mills' Maximum Leverage Ratio, as defined therein, not exceed specified amounts. The agreement also restricts additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to the Company's stock is permitted if there is no event of default and there is at least $1 of availability under the facility. An amendment dated October 5, 2001 substantially increased the permitted leverage ratio for the four quarters ending with the third quarter of fiscal year 2002, and slightly reduced the permitted leverage ratio for the fourth fiscal quarter of fiscal year 2002 and subsequent quarters. This amendment also extended the term of the Revolving Credit Agreement to March 31, 2004, included the lender's consent to the sale of Delta Mills' Furman Plant, which was announced August 22, 2001, and allowed Delta Mills to exclude from the calculation of the leverage ratio the closing costs and continuing costs associated with the closing of its Furman Plant. Effective March 31, 2002, Delta Mills amended its $50 million credit facility, eliminating the permitted leverage ratio covenant and adding a $12.5 million minimum availability requirement. Under the minimum availability requirement, Delta Mills' availability for borrowings cannot exceed $37.5 million. During the year ended June 29, 2002, the Company did not pay any dividends to Delta Woodside Industries, Inc.

At June 29, 2002 the carrying value of the Senior Notes was $47,819,000 and the fair value, based on quoted market prices was $25,104,975. The fair value of the revolving credit facility approximates its carrying value as of June 29, 2002 due to the variable interest rate provision of the facility.

Total interest expense incurred by the Company was $9,090,000, $11,064,000 and $16,095,000 for fiscal years 2002, 2001, and 2000, respectively. Total interest paid during fiscal years 2002, 2001, and 2000 was $10,252,000, $12,099,000 and
$16,343,000, respectively.

Rent expense relating to operating leases was approximately $1,733,000, $3,165,000 and $ 3,507,000 for fiscal years 2002, 2001 and 2000 respectively.

Aggregate principal maturities of all long-term debt and minimum payments under operating leases are as follows:

                                  Long-term       Operating
                Fiscal Year          Debt           Leases
                -----------          ----           ------

                         2003                          414,000
                         2004                          414,000
                         2005                          244,000
                         2006                           74,000
                         2007                           74,000
                  Later Years       47,819,000         110,000
                                  ------------  --------------
                                   $47,819,000      $1,330,000
                                  ============  ==============

NOTE D--EMPLOYEE BENEFIT PLANS

The Company participates in the Delta Woodside Industries, Inc. 40l(k) Plan. During fiscal 2002, 2001 and 2000, the Company contributed $574,000, $411,000, and $453,000, respectively, to the 401(k) plan to match employee contributions.

The Company formerly participated in a 501(c)(9) trust, the Delta Woodside Employee Benefit Plan and Trust ("Trust"). The Trust collected both employer and employee contributions from the Company and made disbursements for health claims and other qualified benefits. The Company made no contributions to the trust in either fiscal 2001 or fiscal 2000. On June 13, 2001, the trust was terminated.

The Company participates in a Deferred Compensation Plan, managed by DWI, which permits certain management employees to defer a portion of their compensation. Deferred compensation accounts are credited with interest and are distributed after retirement, disability or employment termination. As of June 29, 2002 and June 30, 2001, the Company's liability was $7,271,000 and $6,599,000 respectively.

The Company also participates in the Delta Woodside Industries, Inc. Incentive Stock Award Plan and Stock Option Plan. Including associated tax assistance, under the Incentive Stock Award Plan the Company recognized expense of $198,000, $0, and $176,000 for fiscal years 2002, 2001 and 2000, respectively. Under the Stock Option Plan, the Company recognized expense of $0, $0 and $190,000 for fiscal years 2002, 2001 and 2000, respectively. Had the Company determined compensation cost based on the fair value at the grant date for these stock options, pursuant to SFAS No. 123, the Company's net loss would have increased by approximately $517,000 in each of 2002 and 2001. Net income would have been approximately the same as that reported by the Company for fiscal 2000. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                          2002           2001          2000
                                          ----           ----          ----
Risk free interest rate                    N/A           5.0%           N/A
Expected lives for options                 N/A       10 years           N/A
Expected volatility                        N/A            62%           N/A
Dividend yield                             N/A            N/A           N/A
Fair value per option at grant date        N/A          $4.00           N/A



NOTE E--AFFILIATED PARTY TRANSACTIONS

Affiliated party transactions included in the statements of operations result from a variety of services provided and goods transferred as shown in the following table:

                                                           2002        2001        2000
                                                           ------      ----        ----

Textile and yarn  sales                                      $0          $0    $26,593,000
Corporate services expense                                                       2,264,000
Income tax payments                                                                154,000
Payroll taxes, insurance and employee related expenses                          20,673,000


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


NOTE F--DISCONTINUED OPERATIONS

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

Summarized results of operations for the discontinued business are as follows:


       (in thousands)                            June 29, 2002     June 30, 2001     July 1, 2000
                                                 -------------     -------------     ------------

       Net Sales                                  $        0        $       0        $        0
       Cost and expense                                                                     276
       (Loss) before income tax                                                            (276)
       Income tax benefit                                                                   102
                                                                                     ----------

       (Loss) from operations of
       discontinued operations                    $        0        $       0        $     (174)
                                                  ==========        =========        ==========



NOTE G--INCOME TAXES

The Company reports federal income taxes in the consolidated return of its parent Delta Woodside Industries, Inc. (DWI) and had taxable income of $3.1 million which will be reported in the fiscal 2002 consolidated Federal income tax return with its parent, DWI. The consolidated tax group had regular taxable income of $2.9 million and alternative minimum taxable income (AMT) of $1.8 million. The Federal income tax obligation or refund that is allocated to the Company is determined as if the Company was filing a separate Federal income tax return. The Company's Federal tax liability or receivable is paid to or is a receivable from the parent company.

Deferred income taxes reflect the net tax effects of temporary differences between the financial statement amounts and amounts reported for income tax purposes. The company anticipates that the reversal of existing taxable temporary differences will provide sufficient taxable income to realize the remaining deferred tax assets. Accordingly, no valuation allowance has been provided for 2002 or 2001.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                              2002               2001
Assets:
Deferred compensation                      $  2,799,000       $  2,542,000
Accrued and sundry liabilities                1,696,000          1,688,000
Net operating loss carryforwards                749,000          2,077,000
Inventory                                                          589,000
Other                                            14,000             20,000
                                          --------------     --------------
Subtotal                                      5,258,000          6,916,000
Valuation allowance
Deferred tax assets                           5,258,000          6,916,000


Liabilities:
Depreciation                                 12,888,000         15,805,000
Inventory                                       363,000
Other                                                              329,000
                                          --------------
Deferred tax liabilities                     13,251,000         16,134,000
                                          -------------      -------------
      Net deferred tax liabilities        ($  7,993,000)      ($ 9,218,000)
                                          ==============     =============

Significant components of the provision for income tax expense (benefit ) are as follows:

                                                             2002               2001                2000
Current:
     Federal income taxes                                                                     $4,190,000
     State income taxes                                     9,000             78,000             429,000
                                               ----------------------------------------------------------
           Total current                                    9,000             78,000           4,619,000
Deferred:
      Federal income taxes (benefits)                  (6,631,000)        (2,783,000)         (2,871,000)
      State income taxes (benefits)                      (737,000)          (360,000)           (468,000)
                                               ----------------------------------------------------------
           Total deferred                              (7,368,000)        (3,143,000)         (3,339,000)
                                               ----------------------------------------------------------
Total income tax expense (benefit) for
      continuing operations                            (7,359,000)        (3,065,000)          1,280,000

Total income tax expense (benefit):
     Extraordinary Items                                6,161,000            873,000           2,755,000
     Discontinued Operations                                                                    (103,000)
                                               ----------------------------------------------------------
Total income tax expense (benefit)                    ($1,198,000)       ($2,192,000)         $3,932,000
                                               ==========================================================

The reconciliation of total income tax expense (benefit) related to continuing operations computed at the Federal statutory tax rates is as follows:

                                                                 2002            2001                 2000
                                                      -----------------    ----------------       -------------

Income tax expense (benefit) at statutory rates       $     (6,767,000)    $    (2,995,000)        $ 1,127,000
State tax expense (benefit), net of federal benefit           (474,000)           (230,000)            190,000
Other                                                         (118,000)            160,000             (37,000)
                                                      -----------------    ----------------       -------------
                                                      $     (7,359,000)    $    (3,065,000)       $  1,280,000
                                                      =================    ================       =============


The Company made tax payments of $0, $48,000 and $154,000 during fiscal years 2002, 2001 and 2000, respectively.


NOTE H--SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

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

Summarized financial information for the Guarantor is as follows (in thousands):

                                   JUNE 29, 2002           JUNE 30, 2001
                                   -------------           -------------

Current assets                            33                     142
Noncurrent assets                         61                      88
Current Liabilities                    1,902                   2,036
Noncurrent liabilities                   978                     660
Stockholders' deficit                 (2,786)                 (2,466)

Summarized results of operations for the Guarantor are as follows (in thousands):


                                                              Twelve Months Ended
                                                              -------------------
                                             June 29, 2002      June 30, 2001      July 1, 2000
                                             -------------      -------------      ------------


Net sales -intercompany commissions              $3,930             $3,602            $4,106
Cost and expenses                                 4,250              4,155             4,744
Net loss                                           (320)              (553)             (638)



NOTE I--COMMITMENTS AND CONTINGENCIES

The Company has entered into agreements, and has fixed prices, to purchase cotton for use in its manufacturing operations. At June 30, 2001 minimum payments under these contracts with non-cancelable contract terms were approximately $14.9 million.

During fiscal year 2002, the Company plans to spend approximately $ 8 million for capital improvements and to maintain existing facilities.

Two of the Company's South Carolina plants, the Delta 2 and Delta 3 Finishing Plants, have experienced high nitrate levels at the spray field for these plants. The Company is working with the South Carolina Department of Health and Environmental Control ("DHEC") to address this issue. In addressing this issue in the method and within the time frame required by DHEC, a report was submitted in June 2001 to DHEC detailing four options for dealing with this groundwater problem. At the date of this filing, DHEC has still not responded to the Company's proposal. Although there is no assurance that the Company will be successful and it could face administrative penalties if it is not, the Company does not currently believe that this matter would have a material adverse impact on the Company.

On June 30, 2000 the Company sold its Greensboro, North Carolina plant to the City of Greensboro. The Company had been working with environmental consultants in assessing groundwater contamination at this site. Because of these studies, one half of the proceeds from the sale of the plant, consisting of approximately $400,000, were placed in an interest bearing escrow account to cover expenses related to this contamination. As of the date of this filing, approximately $365,000 remains in this escrow account. The Company believes that this balance is adequate to cover any remaining expenses related to this matter. The Company recorded the sale net of estimated costs to remediate the property.

On January 10, 2000, the North Carolina Department of Environment and Natural Resources requested that the Company accept responsibility for investigating the discharge of hazardous substances at a hazardous waste site known as the Glen Raven Mills Site, Kings Mountain, North Carolina (the "Site"). A predecessor by merger of the Company, Park Yarn Mills Company, Inc. ("Park Yarn") owned the Site for approximately six (6) years, from approximately 1977 to 1983 (prior to the time the Company became a subsidiary of Delta Woodside Industries, Inc.) Delta Mills, Inc. is aware of no evidence that Park Yarn discharged or deposited any hazardous substance at the Site or is otherwise a "responsible party" for the Site. Further, Park Yarn filed bankruptcy and was discharged in 1983. Although no assurance can be provided, any liability of Park Yarn for the Site may have been discharged by the bankruptcy order. Accordingly, the Company has denied any responsibility at the Site, declined to undertake any activities concerning the Site, and has not provided for any reserves for costs or liabilities attributable to Park Yarn.

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



NOTE J--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended June 29, 2002 and June 30, 2001

2002 Quarter Ended
(In thousands)                                                September 29        December 29         March 30          June 29
                                                              ------------        -----------         --------          -------

Net Sales                                                        $36,977             $44,140          $41,190           $52,366
Gross profit                                                       1,074               1,708            1,062             5,558
Income (loss) from continuing operations
                      Before extraordinary items                  (8,153)             (2,402)          (2,772)            1,354
Extraordinary gain net of taxes                                                                           325             9,586
Net income (loss)                                                 (8,153)             (2,402)          (2,447)           10,940


2001 Quarter Ended
(In thousands)                                                September 30        December 30         March 31          June 30
                                                              ------------        -----------         --------          -------

Net Sales                                                        $63,199             $59,697          $52,991           $37,073
Gross profit (loss)                                                9,274               5,917            2,196            (1,119)
Income (loss) from continuing operations
                      Before extraordinary items                   2,334                (149)          (2,297)           (5,379)
Extraordinary gain net of taxes                                      639                 946
Net income (loss)                                                  2,973                 797           (2,297)           (5,379)


NOTE K--EXTRAORDINARY ITEMS

 During fiscal 2002, the Company purchased $35,996,000 face amount of its 9.625% Senior Notes for $19,383,000, including expenses of approximately $500,000. The Company recognized an extraordinary gain of $9,911,000 million after tax expense of $6,161,000 and the write off of deferred loan costs of $541,000. During the fiscal year 2001, the Company purchased $31,263,000 face amount of its 9.625% Senior Notes for $28,021,000. The Company recognized an extraordinary gain of 1,585,000 after taxes of $873,000 and the write off of deferred loan costs of $784,000. During the fiscal year 2000, the Company purchased $34,922,000 face amount of its 9.625% Senior Notes for $26,615,000. The Company recognized an extraordinary gain of $4,659,000 after a tax expense of $2,755,000 and write-off of deferred loan costs of $893,000.


NOTE L-- RESTRUCTURING AND IMPAIRMENT CHARGES

During the year ended June 29, 2002, the Company took an impairment and restructuring charge of $8.7 million, on a pretax basis, associated with the closing of the Furman Plant as announced on August 22, 2001. Pursuant to SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", the Company recorded an $8.2 million non-cash asset write-down to reflect the property and equipment at the Furman Plant at its estimated fair value, less selling costs. The carrying amount of these assets was reduced to approximately $3,923,000. The balance of the charge was approximately $.5 million of accrued expenses for involuntary termination costs associated with the 122 employees terminated as a result of the plant closing. Production at the Furman facility ceased on October 21, 2001 and the Company is in the process of liquidating the assets associated with this facility.. The Company expects to complete the sale of these assets in fiscal year 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ------------------------------------------------
        ACCOUNTING AND FINANCIAL DISCLOSURE
        -----------------------------------

Not applicable.




                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Omitted pursuant to instructions I (2)(c) to Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

Omitted pursuant to instructions I (2)(c) to Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

Omitted pursuant to instructions I (2)(c) to Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
--------------------------------------------------------------

Omitted pursuant to instructions I (2)(c) to Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

         (a)(1) and (2)   Financial Statements and Financial Statement Schedules
                          ------------------------------------------------------

The following consolidated financial statements of Delta Mills, Inc. as of the Year ended June 29, 2002

         Consolidated balance sheets--June 29, 2002 and June 30, 2001.

         Consolidated statements of operations--Years ended June 29, 2002, June 30, 2001, and July 1,2000.

         Consolidated statements of shareholder's equity-- Years ended June 29, 2002, June 30, 2001, and July 1,2000.

         Consolidated statements of cash flows-- Years ended June 29, 2002, June 30, 2001, and July 1,2000.

         Notes to consolidated financial statements.

The following consolidated financial statement schedules of Delta Woodside Industries, Inc. are included in Item 14(d):

         Schedule II -- Valuation and qualifying accounts


                  (3)   Listing of Exhibits:
                        -------------------


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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
---------------------------------------------------------------
FORM 8-K - CONTINUED
--------------------

4.3.4 Stock Pledge and Security Agreement, dated as of March 31, 2000, by Alchem Capital Corporation in favor of GMAC Commercial Credit LLC as agent: Incorporated by reference to
                  Exhibit 99.4 to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000.
4.3.5 Stock Pledge and Security Agreement, dated as of March 31, 2000, by Delta Mills, Inc. in favor of GMAC Commercial Credit LLC as agent: Incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000
4.3.6 Stock Pledge and Security Agreement, dated as of May 11, 2000, by Delta Woodside Industries, Inc. in favor of GMAC Commercial Credit LLC as agent: Incorporated by reference to Exhibit
                  4.3.6 to the DWI 2000 10-K.*
4.4 The Company hereby agrees to furnish to the Commission upon request of the Commission a copy of any instrument with respect to long-term debt not being registered in a principal amount less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis.
5.1** Delta Woodside Deferred Compensation Plan for Key Managers, Amended and Restated Effective June 30, 2000: Incorporated by reference to Exhibit 10.2 to the Delta Woodside Industries, Inc. Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000. *
5.2.1** Delta Woodside Industries, Inc. Incentive Stock Award Plan effective July 1, 1990: Incorporated by reference to
                  Exhibit 10.1 to the Form 10-Q of Delta Woodside Industries, Inc. for the fiscal quarter ended March 31, 1990.*
5.2.2** 1995 Amendment to the Incentive Stock Award Plan effective as of November 9, 1995: Incorporated by reference to Exhibit
                  10.3.1 to the Form 10-Q of Delta Woodside Industries, Inc. for the quarterly period ended December 30, 1995 (the "DWI 12/95 10-Q").*
5.2.3** 1997 Amendment to the Incentive Stock Award Plan effective as of November 6, 1997: Incorporated by reference to Exhibit
                  99.1 to the Registration Statement on Form S-8 of Delta Woodside Industries, Inc. (File No. 333-45771).
5.3.1** Delta Woodside Industries, Inc. Stock Option Plan effective as of July 1, 1990: Incorporated by reference to Exhibit 10.11 to the Form 10-K of Delta Woodside Industries, Inc.for the fiscal year ended June 30, 1990.*
5.3.2** Amendment No. 1 to Stock Option Plan: Incorporated by reference to Exhibit 10.1 to the Form 10-Q of Delta Woodside Industries, Inc. for the quarterly period ended December 29, 1990 (the "DWI 12/90 10-Q").*
5.3.3**           Amendment  to Stock Option Plan:  Incorporated by reference to
                  Exhibit 10.9.2 to the Form 10-K of Delta Woodside Industries, Inc. for the fiscal year ended June 29, 1991 (the "DWI 1991 10-K").*
5.3.4** 1995 Amendment to Stock Option Plan effective as of November 9, 1995: Incorporated by reference to Exhibit 10.4.4 to the DWI 12/95 10-Q.*
5.3.5** 1997 Amendment to Stock Option Plan effective as of November 6, 1997: Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Delta Woodside Industries, Inc. (File No. 333-45767).
5.3.6**           Amendment to Stock Option Plan adopted April 25, 2000:
                  Incorporated by reference to Exhibit 10.4.6 to Form 10-Q of Delta Woodside Industries, Inc. for the fiscal quarter ended April 1, 2000.*
5.3.7**           Amendments to Stock Option Plan:  Incorporated by reference to
                  Exhibit 10.4.7 to the DWI 2000 10-K.*
5.4** Form of Amendment of Certain Rights and Benefits Relating to Stock Options and Deferred Compensation by and between the Company and certain pre-spin-off plan participants:
                  Incorporated by reference to Exhibit 10.7 to the DWI 2000
                  10-K.*

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
--------------------------------------------------------------------
8-K - CONTINUED
---------------

5.4.1             List of directors and officers of the Company who signed the document described in Exhibit 10.7: Incorporated by reference to Exhibit 10.7.1 to DWI 2000 10-K.*
5.4.2**           Form of Amendment of Stock Options by and between Delta
                  Woodside Industries, Inc. and certain pre-spin-off plan
                  participants. Incorporated by reference to Exhibit 10.7.2 to
                  DWI 2000 10-K.*
5.5.1**           Directors Stock Acquisition Plan: Incorporated by reference to
                  Exhibit 10.14 to the DWI 1991 10-K.*
5.5.2**           Amendment to Directors Stock Acquisition  Plan, dated April
                  30, 1992:  Incorporated by reference to Exhibit 10.12.2 to the
                  DWI 1992 10-K.*
5.6**             2000 Stock Option Plan of Delta Woodside Industries, Inc.:
                  Incorporated by reference to Exhibit 10.10 to the DWI 2000
                  10-K.*
5.6.1             Amendment of 2000 stock option plan of Delta Woodside
                  Industries, Inc: Incorporated by reference to Item 6(a) of the
                  Delta Woodside Industries, Inc. report on Form 10-Q for the quarter ended September 30, 2000 and filed with the Securities and Exchange Commission on November 14, 2000.
5.7**             2000 Incentive Stock Award Plan of Delta Woodside Industries,
                  Inc.:  Incorporated by reference to Exhibit 10.11 to the DWI
                  2000 10-K.*
5.8**             Letter dated April 22, 1999 to Robert W. Humphreys:
                  Incorporated  by reference to Exhibit  10.12.1 to the DWI 1999
                  10-K.*
5.9**             Letter dated June 28, 2000 to William F.Garrett:  Incorporated by reference to Exhibit 10.l4 to the DWI 2000 10-K.*
5.10              See Exhibits 4.2, 4.3.1, 4.3.2, 4.3.3, 4.3.4, 4.3.5 and 4.3.6.
23                Report on Schedule by Independent Auditors.
99.1              Certificate  Pursuant  to  Section 906 of the  Sarbanes-Oxley
                  Act of 2002, signed by William  F. Garrett, dated September
                  27, 2002.
99.2              Certificate  Pursuant to Section  906 of the  Sarbanes-Oxley
                  Act of 2002, signed by William H. Hardman, dated September 27,
                  2002.

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

         (b)      Reports on Form 8-K
                  --------------------
                  No reports on Form 8-K were filed during the fourth quarter of fiscal 2002.

         (c)      Exhibits
                  The response to this portion of Item 14 is incorporated by reference from Item 14(a)(3) above.

         (d)      Financial Statement Schedules
                  The response to this portion of Item 14 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   DELTA MILLS, INC.
                                                   (Registrant)


        September 27, 2002                         By:  /s/ William F. Garrett
--------------------------------------             ----------------------------
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


/s/ E. Erwin Maddrey, II              9/27/2002        /s/ William F. Garrett                                   9/27/2002
------------------------------------- ------------     -------------------------------------------------------- ------------
E. Erwin Maddrey, II                  Date             William F. Garrett                                       Date
Director                                               President, Chief Executive Officer and Director

/s/ Buck A. Mickel                    9/27/2002        /s/ William H. Hardman, Jr.                              9/27/2002
------------------------------------- ------------     -------------------------------------------------------- ------------
Buck A. Mickel                        Date             William H. Hardman, Jr.                                  Date
Director                                               Vice President, Treasurer, and Chief Financial Officer

                                                       /s/ Donald C. Walker                                     9/27/2002
                                                       -------------------------------------------------------- ------------
                                                       Donald C. Walker                                         Date
                                                       Vice President, Assistant Secretary, and Controller




CERTIFICATIONS
--------------

I, William F. Garrett, the President and Chief Executive Officer of Delta Mills, Inc., certify that:

1.   I have reviewed this annual report on Form 10-K of Delta Mills, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: September 27, 2002                   /s/ William F. Garrett
      ----------------------               ------------------------------
                                           William F. Garrett
                                           President and Chief Executive Officer


I, William H. Hardman, Jr., the Vice President, Treasurer and Chief Financial Officer of Delta Mills, Inc., certify that:

1.   I have reviewed this annual report on Form 10-K of Delta Mills, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: September 27, 2002                   /s/ William H. Hardman, Jr.
      ---------------------                ----------------------------------
                                           William H. Hardman, Jr.
                                           Vice President, Treasurer and
                                           Chief Financial Officer

                                  EXHIBIT INDEX


                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                        SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                                              DELTA MILLS, INC.

------------------------------------------------------------------------------------------------------------------------------------
                 COL. A              COL. B            COL. C                                     COL. D                COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                     ADDITIONS
                                                 --------------------------------------
                                   Balance at
               DESCRIPTION         Beginning            (1)               (2)                   Deductions          Balance at End
                                   of Period      Charged to Costs Charged to Other              Describe              of Period
                                                    and Expenses   Accounts-Describe
------------------------------------------------------------------------------------------------------------------------------------
Deducted from asset accounts
 Allowance for Returns:

Year ended June 29, 2002                 $ 51,000                           $1,795,000  (1)       ($1,814,000)  (2)          $32,000
                                  ===============                 =====================      ==================     ================

Year ended June 30, 2001                 $173,000                           $2,998,000  (1)       ($3,222,000)  (2)          $51,000
                                  ===============                 =====================      ==================     ================

Year ended July 1, 2000                  $291,000                           $4,472,000  (1)       ($4,590,000)  (2)         $173,000
                                  ===============                 =====================      ==================     ================






NOTES:
1) The change in the reserve for returns and allowances is charged to income as a reduction of sales.
2)  Deductions represent customer returns and allowances during the period.