Form 10-Q
period 2002-09-28
DELTA MILLS INC
filed 2002-11-12
CIK 1046860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002
OR
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File number  333-376-17

                                DELTA MILLS, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                       13-2677657
            ----------                                     ------------
  (State or other jurisdiction of                        (I.R.S. Employer
  Incorporation or organization)                        Identification No.)


  P.O. Box 6126
  100 Augusta Street
  Greenville, South Carolina                                   29606
  -------------------------------------------              -------------
 (Address of principal executive offices)                   (Zip Code)

                                  864 255-4122
                                  ------------
              (Registrant's telephone number, including area code)

                                (Not Applicable)
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value-- 100 shares as of November 12 , 2002.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND H(1)(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


DELTA MILLS, INC.
                                      INDEX

PART I. FINANCIAL INFORMATION
                                                                                                          Page
Item 1.  Financial Statements (Unaudited)

Condensed consolidated balance sheets--September 28, 2002 and June 29, 2002                                 3

Condensed consolidated statements of operations--
                  Three months ended September 28, 2002 and September 29, 2001                              4

Condensed consolidated statements of cash flows--
                  Three months ended September 28, 2002 and September 29, 2001                              5

Notes to condensed consolidated financial statements--September 28, 2002                                    6-7


Item 2.    Management's Discussion and Analysis of  Financial Condition and Results of Operations           8-10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                       11

Item 4.    Controls and Procedures                                                                          11

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                12

Item 2.    Changes in Securities and use of Proceeds                                                        12

Item 3.    Defaults upon Senior Securities                                                                  12

Item 4.    Submission of Matters to a Vote of Security Holders                                              12

Item 5.    Other Information                                                                                12

Item 6.    Exhibits and Reports on Form 8-K                                                                 12


SIGNATURES                                                                                                  12

CERTIFICATIONS                                                                                              13-14




PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
Delta Mills, Inc. (In Thousands, except share amounts)           September 28, 2002           June 29, 2002
                                                               -----------------------     ---------------------

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                     $ 564                      $ 52
  Accounts receivable:
     Factor and other                                                          43,257                    49,887
     Less allowances for doubtful accounts and returns                             32                        32
                                                               -----------------------     ---------------------
                                                                               43,225                    49,855
  Inventories
     Finished goods                                                             7,247                     7,085
     Work in process                                                           18,570                    19,878
     Raw materials and supplies                                                 6,789                     5,784
                                                               -----------------------     ---------------------
                                                                               32,606                    32,747

  Deferred income taxes                                                         1,530                     1,347
  Other assets                                                                    206                        25
                                                               -----------------------     ---------------------
                                TOTAL CURRENT ASSETS                           78,131                    84,026

Assets held for sale                                                            3,141                     3,141

PROPERTY, PLANT AND EQUIPMENT, at cost                                        147,411                   147,906
     Less accumulated depreciation                                             78,203                    77,405
                                                               -----------------------     ---------------------
                                                                               69,208                    70,501

DEFERRED LOAN COSTS AND OTHER ASSETS                                              735                       769

                                                               -----------------------     ---------------------
                                                                            $ 151,215                 $ 158,437
                                                               =======================     =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                                      $ 8,884                  $ 11,689
  Revolver                                                                      7,754                    11,365
  Payable to Affiliates                                                         3,494                     3,321
  Accrued employee compensation                                                 1,436                     1,696
  Accrued and sundry liabilities                                               18,278                    18,621
                                                               -----------------------     ---------------------
                    TOTAL CURRENT LIABILITIES                                  39,846                    46,692
LONG-TERM DEBT                                                                 46,266                    47,819
DEFERRED INCOME TAXES                                                           9,357                     9,340
DEFERRED COMPENSATION                                                           6,995                     7,267
SHAREHOLDERS' EQUITY
  Common Stock -- par value $.01 a share -- authorized
3,000 shares, issued and outstanding 100 shares
  Additional paid-in capital                                                   51,792                    51,792
  Retained earnings(deficit)                                                   (3,041)                   (4,473)
                                                               -----------------------     ---------------------
                                                                               48,751                    47,319
COMMITMENTS AND CONTINGENCIES
                                                               -----------------------     ---------------------
                                                                            $ 151,215                 $ 158,437
                                                               =======================     =====================

See notes to consolidated financial sttements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Delta Mills Inc.
(In Thousands)                                                    3 Months Ended              3 Months Ended
                                                                September 28, 2002          September 29, 2001
                                                               ----------------------     ------------------------

Net sales                                                                   $ 46,179                     $ 36,977

Cost of goods sold                                                            40,634                       35,903
                                                               ----------------------     ------------------------
Gross profit                                                                   5,545                        1,074
Selling, general and administrative expenses                                   2,895                        2,592
Impairment and restructuring expenses                                                                       8,683
Other income                                                                     465                           18
                                                               ----------------------     ------------------------
  OPERATING PROFIT (LOSS)                                                      3,115                      (10,183)
Other (expense) income:
  Interest expense                                                            (1,531)                      (2,455)
  Interest income                                                                                              97
  Gain on extinguishment of debt                                                 738
                                                               ----------------------     ------------------------
                                                                                (793)                      (2,358)
                                                               ----------------------     ------------------------

 INCOME(LOSS) BEFORE INCOME TAXES                                              2,322                      (12,541)
Income tax expense (benefit)                                                     890                       (4,388)
                                                               ----------------------     ------------------------

NET INCOME (LOSS)                                                            $ 1,432                     $ (8,153)
                                                               ======================     ========================



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Delta Mills Inc.
(In Thousands)
                                                                             3 Months Ended           3 Months Ended
                                                                              September 28,            September 29,
                                                                                  2002                     2001
                                                                           --------------------     --------------------
OPERATING ACTIVITIES
  Net income (loss)                                                                    $ 1,432                 $ (8,153)
  Adjustments to reconcile net income(loss) to net
     cash provided (used) by operating activities:
     Depreciation                                                                        2,289                    2,266
     Amortization                                                                           34                      105
     Gain on early retirement of debt                                                     (738)
     Provision for impairment and restructuring                                                                   8,683
     Change in deferred income taxes                                                      (166)                  (4,615)
     Losses (gains) on disposition of property
        and equipment                                                                     (433)
     Deferred compensation                                                                (272)                     182
     Changes in operating assets and liabilities                                         3,355                     (232)
                                                                           --------------------     --------------------

           NET CASH PROVIDED (USED) BY
                          OPERATING ACTIVITIES                                           5,501                   (1,764)

INVESTING ACTIVITIES
  Property, plant and equipment:
     Purchases                                                                          (1,306)                    (985)
     Proceeds of dispositions                                                              743
                                                                           --------------------     --------------------
           NET CASH USED BY
                           INVESTING ACTIVITIES                                           (563)                    (985)


FINANCING ACTIVITIES
  Proceeds from revolving lines of credit                                               48,900
  Repayments on revolving lines of credit                                              (52,511)
  Repurchase and retirement of long term debt                                             (815)
                                                                           --------------------     --------------------
           NET CASH PROVIDED (USED) BY
                          FINANCING ACTIVITIES                                          (4,426)                       0
                                                                           --------------------     --------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           512                   (2,749)

Cash and cash equivalents at beginning of year                                              52                   11,715
                                                                           --------------------     --------------------

             CASH AND CASH EQUIVALENTS
                                  AT END OF PERIOD                                       $ 564                  $ 8,966
                                                                           ====================     ====================

See notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Delta Mills, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of only normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended September 28, 2002 are not necessarily indicative of the results that may be expected for the year ending June 28, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 29, 2002.

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

Summarized financial information for the Guarantor is as follows (in thousands):


                                         September 28, 2002             June 29, 2002
                                         ------------------             -------------
Current assets                                $   72                     $     33
Noncurrent assets                                 60                           61
Current Liabilities                            2,135                        1,902
Noncurrent liabilities                           638                          978
Stockholders' equity (deficit)               ($2,641)                     ($2,786)

Summarized   results  of  operations  for  the  Guarantor  are  as  follows  (in thousands):

                                                           Three Months Ended
                                                  ------------------------------------------
                                                  September 28, 2002      September 29, 2001
                                                  ------------------      ------------------

Net sales -intercompany commissions                     $ 1,040                   $ 583
Cost and expenses                                           895                     949
Income (loss) from continuing operations                    145                    (366)
Net income (loss)                                           145                    (366)


NOTE C-LONG-TERM DEBT, CREDIT ARRANGEMENTS, AND NOTES PAYABLE

On August 25, 1997 the Company issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At September 28, 2002, the outstanding balance of the notes was $46,266,000, a decrease of $1,553,000 from the balance at June 29, 2002.

Delta Mills has a secured $50 million revolving credit facility that expires on March 31, 2004. Borrowings under this credit facility are based on eligible accounts receivable and inventory of the Company, subject to a maximum $37.5 million availability limit. The facility is secured by the accounts receivable, inventory and capital stock of the Company. The interest rate on the credit facility is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $7.8 million and $11.4 million as of September 28, 2002 and June 29, 2002, respectively.

The Delta Mills' credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures, and includes a minimum availability requirement. The payment of dividends with respect to Delta Mills, Inc. stock is permitted if there is no event of default and there is at least $1 of availability under the facility. During the quarter ended September 28, 2002 and the year ended June 29, 2002, Delta Mills did not pay any dividends to Delta Woodside Industries, Inc. Under the minimum availability requirement, Delta Mills' availability for borrowings cannot exceed $37.5 million. The revolver availability was approximately $25 million at September 28, 2002. Management believes the availability under Delta Mills' credit facility is adequate.

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


NOTE D - RESTRUCTURING AND IMPAIRMENT CHARGES

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


NOTE E - GAIN ON EXTINGUISHMENT OF DEBT

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, Statement No. 145, through the rescission of Statement No. 4, will no longer require extraordinary item treatment for gains and losses from the extinguishment of debt, unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria established in APB 30. The Statement was effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period items that do not meet the extraordinary item classification criteria in APB 30. Upon adoption, the Company reclassified all extraordinary gains recognized for the early extinguishment of debt as a component of income before income taxes for all financial statement periods presented. During the quarter ended September 28, 2002, the Company purchased $1,553,000 face amount of its 9.625% Senior Notes for $815,000. The Company recognized a gain of $738,000 as a result of this purchase, which is included in income before income taxes in the accompanying statement of operations.

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

Delta Mills, Inc. ("the Company") sells a broad range of woven, finished apparel fabric primarily to branded apparel manufactures and resellers. The Company also sells camouflage fabric and other fabrics used in apparel sold to the United States Department of Defense.

Net sales for the three months ended September 28, 2002 were $46.2 million as compared to $37.0 million in the same quarter of the prior fiscal year, an increase of 24.9%. The increase in sales was due principally to a 23.0% increase in unit volume resulting from increased market demand. The average sales price increased 1.6% in the current quarter as compared to the previous year quarter.

Gross profit was $5.5 million and 12.0% of sales in the first quarter of fiscal year 2003. This compares to gross profit of $1.1 million and 2.9% of sales in the prior year first quarter. For the current quarter, the increase in gross profit was due to sales volume increases, improved product mix, increased production schedules and lower operating costs. The first three factors were primarily the result of increased market demand in all product categories. Also contributing to the increase in gross profit was the cost reduction program implemented during fiscal year 2002.

Selling, general and administrative expense (SG&A) was $2.9 million and 6.3% of net sales for the first quarter of fiscal year 2003 compared to SG&A of $2.6 million and 7.0% of net sales for the prior year first quarter. As a percentage of sales, SG&A decreased over the previous year quarter. The increase in the SG&A dollar amount over the previous year's quarter expense represents increases in expenses associated with increased sales volume and increased operating schedules.

The Company reported operating income of $3.1 million in the current year first quarter compared to an operating loss of $10.2 million in the first quarter of fiscal 2002. The previous year quarter's operating loss included impairment and restructuring charges of $8.7 million related to the closing of the Company's Furman facility. Excluding impairment and restructuring charges of closed facilities, the Company's operating loss would have been $1.5 million for the three months ended September 29, 2001. The improvement in operating income is due to the factors described above.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Interest expense was $1.5 million for the quarter ended September 28, 2002, compared to $2.5 million for the prior year quarter. The reduction in interest expense was primarily due to the reduction in the balance of the Senior Notes. There was no interest income in the current quarter compared to interest income of $0.1 million in the previous year quarter.

Included in other (expense) income for the quarter ended September 28, 2002 was $0.7 million resulting from the repurchase by the Company of a portion of its 9.625% Senior Notes. There was no similar income or expense reported in this category in the previous year quarter.

The income tax expense for the quarter was $0.9 million. This compares to an income tax benefit of $4.4 million in the previous year quarter. The effective tax rate for the current period was the statutory rate of 38.5%. The tax rate for the benefit for the previous year quarter was estimated at 35%.

The Company reported net income of $1.4 million for the quarter ended September 28, 2002 compared to a net loss of $8.2 million for the quarter ended September 29, 2001. Net income for the current year quarter included a gain of $0.5 on an after tax basis from the repurchase of a portion of the Company's 9.625% Senior Notes. The net loss for the three months ended September 29, 2001 included asset impairment and restructuring costs associated with closed facilities of $5.6 million on an after tax basis.

For the current quarter, the Company generated $6.2 million and used $5.7 million in cash for a net increase in cash of $0.5 million. Cash generated from operations was $5.5 million. The Company also generated $0.7 million in cash from various machinery and equipment sales. Cash uses for the quarter were $1.3 million for capital expenditures, $0.8 million for the repurchase of Senior Notes, and $3.6 million for revolver debt reduction. The Company believes that the cash flow generated by its operations combined with the availability on its revolving credit facility will be sufficient to service its debt, to satisfy its day to day working capital requirements and to fund its planned capital expenditures.

On November 6, 2002, the Company announced that it had started a major capital project to modernize its Delta 3 cotton finishing plant in Wallace SC. The Company expects that the first phase of this project will be complete by June of 2003. During fiscal year 2004 and 2005, the Company plans additional capital expenditures for this project to make the finishing facility better prepared for growth and improved product quality.

On August 25, 1997 Delta Mills issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At September 28, 2002, the outstanding balance of the notes was $46,266,000, a decrease of $1,553,000 from the balance at June 29, 2002.

Delta Mills has a secured $50 million revolving credit facility that expires on March 31, 2004. Borrowings under this credit facility are based on eligible accounts receivable and inventory of the Company, subject to a maximum $37.5 million availability limit. The facility is secured by the accounts receivable, inventory and capital stock of the Company. The interest rate on the credit facility is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $7.8 million and $11.4 million as of September 28, 2002 and June 29, 2002, respectively.

The Delta Mills' credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures, and includes a minimum availability requirement. The payment of dividends with respect to Delta Mills, Inc. stock is permitted if there is no event of default and there is at least $1 of availability under the facility. During the quarter ended September 28, 2002 and the year ended June 29, 2002, Delta Mills did not pay any dividends to Delta Woodside Industries, Inc. Under the minimum availability requirement, Delta Mills' availability for borrowings cannot exceed $37.5 million. The revolver availability was approximately $25 million at September 28, 2002. Management believes the availability under Delta Mills' credit facility is adequate.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

In August of 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets, which assets result from the acquisition, construction, development and or normal use of the assets. The enterprise also is to record a corresponding increase to the carrying amount of the related long-lived asset (i.e. the associated asset retirement costs) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e. accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. This statement is effective for fiscal years beginning after June 15, 2002. The Company has adopted the Statement effective for fiscal 2003. The adoption of this standard has not materially impacted the Company.

On October 3, 2001 the FASB issued statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FASB statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provide a single accounting model for long-lived assets to be disposed of. The Company has adopted the Statement effective for fiscal 2003. The adoption of this standard has not materially impacted the Company.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, Statement No. 145, through the rescission of Statement No. 4, will no longer require extraordinary item treatment for gains and losses from the extinguishment of debt, unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria established in APB 30. The Statement was effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period items that do not meet the extraordinary item classification criteria in APB 30. Upon adoption, the Company reclassified all extraordinary gains recognized for the early extinguishment of debt as a component of income before income taxes for all financial statement periods presented.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Commodity Risk Sensitivity

As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. As of September 28, 2002, a 10% decline in market price of the Company's fixed price contracts would have had a negative impact of approximately $1.1 million on the value of the contracts. As of June 29, 2002, such a 10% decline would have had a negative impact of $1.5 million. The decline in the potential negative impact from June 29, 2002 to September 28, 2002 is due principally to a decline in the quantity of cotton with fixed prices as compared to the previous period.


Interest Rate Sensitivity

The $50 million secured four-year revolving credit facility expiring in 2004 is sensitive to changes in interest rates. Interest is based on a spread over LIBOR or a base rate. An interest rate increase would have a negative impact to the extent the Company borrows against the revolving credit facility. The impact would be dependent on the level of borrowings incurred. As of September 28, 2002, an increase in the interest rate of 1% would have a negative impact of approximately $77,500. As of June 29, 2002, an increase in the interest rate of 1% would have had a negative impact of approximately $114,000. The decline in the potential negative impact from June 29, 2002 to September 28, 2002 is due to the decrease in borrowings from the facility.

An interest rate change would not have an impact on the payments due under the fixed rate ten year Senior Notes.


Item 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings *

Item 2.    Changes in Securities and Use of Proceeds*

Item 3.    Defaults upon Senior Securities*

Item 4.    Submission of Matters to a Vote of Security Holders*

Item 5.    Other Information*

Item 6.    Exhibits and Reports on Form 8-K

           a)       Listing of Exhibits

99.1 Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William F. Garrett, dated November 12, 2002.

99.2 Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William H. Hardman, dated November 12, 2002.

           b) No report on Form 8-K was filed during the fiscal quarter ended September 28, 2002.


* Items 1,2,3,4 and 5 are not applicable.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Delta Mills, Inc.
                                    -----------------
                                      (Registrant)




Date     November 12, 2002          By:/s/ W.H. Hardman, Jr.
      ------------------------      -----------------------------
                                    W.H. Hardman, Jr.
                                    Chief Financial Officer

                                 CERTIFICATIONS



I, William F. Garrett, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of Delta Mills, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)       designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("the Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date        November 12, 2002               By: /s/ William F. Garrett
      ---------------------------------     ------------------------------
                                            William F. Garrett
                                            President & Chief Executive Officer

I, William H. Hardman, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Delta Mills, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)       designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("the Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date        November 12, 2002                By: /s/ W. H. Hardman, Jr.
      ----------------------------------     -------------------------------
                                             W.H. Hardman, Jr.
                                             Chief Financial Officer