Form 10-Q
period 2003-03-29
DELTA MILLS INC
filed 2003-05-13
CIK 1046860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003
OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File number  333-376-17

                                DELTA MILLS, INC.
                  ------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    13-2677657
             --------                                    ----------
   (State or other jurisdiction of                    (I.R.S. Employer
    Incorporation or organization)                   Identification No.)


  P.O. Box 6126 100 Augusta Street
  Greenville, South Carolina                               29606
  ------------------------------------------------     -------------
 (Address of principal executive offices)               (Zip Code)

                                  864 255-4122
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                (Not Applicable)
          --------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act ). Yes [ ] No [ X ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value-- 100 shares as of May 12, 2003.


DELTA MILLS, INC.
                                      INDEX

PART I. FINANCIAL INFORMATION
                                                                                                            Page
Item 1.  Financial Statements (Unaudited)

Condensed consolidated balance sheets--March 29, 2003 and June 29, 2002                                     3

Condensed consolidated statements of operations--
                  Three and nine months ended March 29, 2003 and March 30, 2002                             4

Condensed consolidated statements of cash flows--
                  Nine months ended March 29, 2003 and March 30, 2002                                       5

Notes to condensed consolidated financial statements                                                        6-8


Item 2.    Management's Discussion and Analysis of  Financial Condition and Results of Operations           9-13

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                       13

Item 4.    Controls and Procedures                                                                          14

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                14

Item 2.    Changes in Securities and use of Proceeds                                                        14

Item 3.    Defaults upon Senior Securities                                                                  14

Item 4.    Submission of Matters to a Vote of Security Holders                                              14

Item 5.    Other Information                                                                                14

Item 6.    Exhibits and Reports on Form 8-K                                                                 14


SIGNATURES                                                                                                  15

CERTIFICATIONS                                                                                              16-26


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
DELTA MILLS, INC. (IN THOUSANDS, EXCEPT SHARE AMOUNTS)            MARCH 29, 2003              JUNE 29, 2002
                                                               ----------------------     ----------------------

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                $     642                  $      52
  Accounts receivable:
     Factor and other                                                         45,233                     49,887
     Less allowances for returns                                                  28                         32
                                                               ----------------------     ----------------------
                                                                              45,205                     49,855
  Inventories
     Finished goods                                                            5,597                      7,085
     Work in process                                                          24,355                     19,878
     Raw materials and supplies                                                8,228                      5,784
                                                               ----------------------     ----------------------
                                                                              38,180                     32,747

  Deferred income taxes                                                        1,346                      1,347
  Other assets                                                                   328                         25
                                                               ----------------------     ----------------------
                                TOTAL CURRENT ASSETS                          85,701                     84,026

Assets held for sale                                                           3,141                      3,141

PROPERTY, PLANT AND EQUIPMENT, at cost                                       149,768                    147,906
     Less accumulated depreciation                                            81,869                     77,405
                                                               ----------------------     ----------------------
                                                                              67,899                     70,501

DEFERRED LOAN COSTS AND OTHER ASSETS                                             668                        769

                                                               ----------------------     ----------------------
                                                                           $ 157,409                  $ 158,437
                                                               ======================     ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                                   $  11,970                  $  11,689
  Revolving credit facility                                                   13,403                     11,365
  Payable to Affiliates                                                        3,480                      3,321
  Accrued employee compensation                                                1,364                      1,696
  Accrued and sundry liabilities                                              17,845                     18,621
                                                               ----------------------     ----------------------
                    TOTAL CURRENT LIABILITIES                                 48,062                     46,692
LONG-TERM DEBT                                                                44,739                     47,819
DEFERRED INCOME TAXES                                                          9,283                      9,340
DEFERRED COMPENSATION                                                          7,381                      7,267
SHAREHOLDERS' EQUITY
  Common Stock -- par value $.01 a share -- authorized
3,000 shares, issued and outstanding 100 shares
  Additional paid-in capital                                                  51,792                     51,792
  Retained earnings(deficit)                                                  (3,848)                    (4,473)
                                                               ----------------------     ----------------------
                                                                              47,944                     47,319
COMMITMENTS AND CONTINGENCIES
                                                               ----------------------     ----------------------
                                                                           $ 157,409                  $ 158,437
                                                               ======================     ======================

See notes to consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Delta Mills Inc.
(In Thousands)


                                                  3 Mths Ended     3 Mths Ended      9 Mths Ended      9 Mths Ended
                                                   March 29,         March 30,         March 29,        March 30,
                                                      2003             2002              2003              2002
                                                ----------------- ----------------  ---------------- -----------------

Net sales                                               $ 46,489         $ 41,190         $ 128,521         $ 122,307

Cost of goods sold                                        43,649           40,128           116,441           118,458
                                                ----------------- ----------------  ---------------- -----------------
Gross profit                                               2,840            1,062            12,080             3,849
Selling, general and administrative expenses               2,969            3,033             8,430             8,496
Impairment and restructuring expenses                        398                                398             8,683
Other income                                                  48               55               536                86
                                                ----------------- ----------------  ---------------- -----------------
  OPERATING PROFIT (LOSS)                                   (479)          (1,916)            3,788           (13,244)
Other (expense) income:
  Interest expense                                        (1,326)          (2,403)           (4,097)           (7,402)
  Interest income                                                              51                                 184
  Gain on extinguishment of debt                                              500             1,303               500
                                                ----------------- ----------------  ---------------- -----------------
                                                          (1,326)          (1,852)           (2,794)           (6,718)
                                                ----------------- ----------------  ---------------- -----------------

 INCOME(LOSS) BEFORE
            INCOME TAXES                                  (1,805)          (3,768)              994           (19,962)
Income tax expense (benefit)                                (705)          (1,321)              369            (6,960)
                                                ----------------- ----------------  ---------------- -----------------

NET INCOME (LOSS)                                       $ (1,100)        $ (2,447)         $    625         $ (13,002)
                                                ================= ================  ================ =================







See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DELTA MILLS INC.
(IN THOUSANDS)
                                                                             9 MONTHS ENDED           9 MONTHS ENDED
                                                                                MARCH 29,                MARCH 30,
                                                                                  2003                     2002
                                                                           --------------------     --------------------
OPERATING ACTIVITIES
  Net income (loss)                                                                   $    625                $ (13,002)
  Adjustments to reconcile net income(loss) to net
     cash provided by operating activities:
     Depreciation                                                                        6,874                    6,836
     Amortization                                                                          101                      316
     Gain on extiguishment of debt                                                      (1,303)                    (500)
     Provision for impairment and restructuring                                            398                    8,683
     Change in deferred income taxes                                                       (56)                  (7,124)
     Gains on disposition of property
        and equipment                                                                     (433)
     Deferred compensation                                                                 113                      513
     Changes in operating assets and liabilities                                        (2,148)                   1,695
                                                                           --------------------     --------------------

           NET CASH PROVIDED (USED) BY
                          OPERATING ACTIVITIES                                           4,171                   (2,583)

INVESTING ACTIVITIES
  Property, plant and equipment:
     Purchases                                                                          (4,648)                  (5,786)
     Proceeds of dispositions                                                              807
                                                                           --------------------     --------------------
           NET CASH USED BY
                           INVESTING ACTIVITIES                                         (3,841)                  (5,786)


FINANCING ACTIVITIES
  Proceeds from revolving lines of credit                                              134,625
  Repayments on revolving lines of credit                                             (132,587)
  Repurchase and retirement of long term debt                                           (1,778)                    (500)
                                                                           --------------------     --------------------
           NET CASH PROVIDED (USED) BY
                          FINANCING ACTIVITIES                                             260                     (500)
                                                                           --------------------     --------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           590                   (8,869)

Cash and cash equivalents at beginning of year                                              52                   11,715
                                                                           --------------------     --------------------

             CASH AND CASH EQUIVALENTS
                           AT END OF PERIOD                                           $    642                $   2,846
                                                                           ====================     ====================

See notes to consolidated financial statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Delta Mills, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals)
considered necessary for a fair presentation have been included. Operating results for the nine months ended March 29, 2003 are not necessarily indicative of the results that may be expected for the year ending June 28, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 29, 2002.

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

Summarized financial information for the Guarantor is as follows (in thousands):


                                 March 29, 2003               June 29, 2002
                                 --------------               -------------
Current assets                      $   42                       $   33
Noncurrent assets                       50                           61
Current Liabilities                  1,981                        1,902
Noncurrent liabilities                 991                          978
Stockholders' deficit              ($2,880)                     ($2,786)

Summarized   results  of  operations  for  the  Guarantor  are  as  follows  (in thousands):

                                                             Nine Months Ended
                                                    --------------------------------------
                                                    March 29, 2003          March 30, 2002
                                                    --------------          --------------

Net sales -intercompany commissions                    $ 2,888                  $ 1,996
Cost and expenses                                        2,982                    3,063
Loss from continuing operations                            (94)                  (1,067)
Net loss                                                   (94)                  (1,067)


NOTE C-LONG-TERM DEBT, CREDIT ARRANGEMENTS, AND NOTES PAYABLE

On August 25, 1997 the Company issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At March 29, 2003, the outstanding balance of the notes was $44,739,000, a decrease of $3,080,000 from the balance at June 29, 2002.

On March 20, 2003, the Company's $50 million credit facility with GMAC was amended. The facility remains a $50 million committed revolving credit facility. Among other things, the amendment removed the minimum availability requirement of $12.5 million, added financial covenants for a maximum leverage ratio and a minimum fixed charge coverage ratio and extended the term of the facility until March of 2007. The amended credit facility also includes GMAC's consent to the sale of the Company's Catawba Plant, the closing of which was announced March 5, 2003, and allows the Company to exclude from the calculation of EBITDA (for purposes of financial covenant ratios) the restructuring charge associated with the closing of the Catawba Plant. Borrowings under this credit facility are based on eligible accounts receivable and inventory of the Company. The facility is secured by the accounts receivable, inventory and capital stock of the Company. The interest rate on the credit facility is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $13.4 million and $11.4 million as of March 29, 2003 and June 29, 2002, respectively. As of March 29, 2003, the revolver availability was approximately $34 million and the Company was in compliance with all covenants. Management believes the availability under the Company's credit facility is adequate for the foreseeable future.

The Company's credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to Delta Mills, Inc. stock is permitted if there is no event of default and there is at least $1 of availability under the facility. During the nine months ended March 29, 2003 and the year ended June 29, 2002, the Company did not pay any dividends to Delta Woodside Industries, Inc.

The Company assigns a substantial portion of its trade accounts receivable to GMAC Commercial Finance LLC (the Factor) under a factor agreement. The assignment of these receivables is primarily without recourse, provided that customer orders are approved by the Factor prior to shipment of goods, up to a maximum for each individual account. The assigned trade accounts receivable are recorded on the Company's books at full value and represent amounts due the Company from the Factor. There are no advances from the Factor against the assigned receivables. All factoring fees are recorded on the Company's books as incurred as a part of General and Administrative Expense.


NOTE D - RESTRUCTURING AND IMPAIRMENT CHARGES

During the quarter ended March 29, 2003, the Company recorded a restructuring charge of $0.4 million on a pre-tax basis associated with the closing of its Catawba facility as announced on March 5, 2003. The charge was recorded pursuant to SFAS 146, "Accounting for Obligations Associated with Disposal Activities" and reflected employee termination costs of approximately $354,000.

During the year ended June 29, 2002, the Company recorded an impairment and restructuring charge of $8.7 million, on a pretax basis, associated with the closing of the Furman Plant as announced on August 22, 2001. Pursuant to SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", the Company recorded an $8.2 million non-cash asset write-down to reflect the property and equipment at the Furman Plant at its estimated fair value, less selling costs. The carrying amount of these assets was reduced to approximately $3,923,000. The balance of the charge was approximately $0.5 million of accrued expenses for involuntary termination costs associated with the 122 employees terminated as a result of the plant closing. Production at the Furman facility ceased on October 21, 2001 and the Company is in the process of either liquidating or transferring the assets associated with this facility.

As of March 29, 2003 and June 29, 2002 the Company had $3.1 million in assets held for sale related to the closing of the Furman plant.

NOTE E - GAIN ON EXTINGUISHMENT OF DEBT

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, Statement No. 145, through the rescission of Statement No. 4, no longer requires extraordinary item treatment for gains and losses from the extinguishment of debt, unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria established in APB 30. The Statement was effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period items that do not meet the extraordinary item classification criteria in APB 30. Upon adoption, the Company reclassified all extraordinary gains recognized for the early extinguishment of debt as a component of income before income taxes for all financial statement periods presented. For the nine months ended March 29, 2003, the Company purchased $3,080,000 face amount of its 9.625% Senior Notes for $1,777,000. The Company recognized a gain of $1,303,000 as a result of these purchases, which is also included in income before income taxes in the accompanying statement of operations.


NOTE F - STOCK OPTIONS

The Company participates in the Delta Woodside Industries Inc. Stock Option Plan. The Company applies the intrinsic value-based method of accounting for these stock options, in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. No compensation cost has been recognized for stock based compensation in consolidated net income (loss) for the periods presented, as all options granted under the Delta Woodside Industries Inc. Stock Option Plan had exercise prices which were equal to the market price of the stock on the date of the grant. If the Company had determined compensation expense at fair value, as under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss would have been as follows:

                                                            Quarter Ended            Quarter Ended
                                                            March 29, 2003           March 30, 2002
                                                            -------------------      ------------------

Net loss, as reported                                       $          (1,100)       $         (2,453)

Less total stock based compensation expense
   determined under fair value based method, net
   of related tax effects                                                 (79)                    (84)
                                                            -------------------      ------------------

Pro forma net loss                                          $          (1,179)       $         (2,537)
                                                            -------------------      ------------------


NOTE G - SUBSEQUENT EVENT

Following the end of its fiscal 2003 third quarter, the Company completed a "Modified Dutch Auction" tender offer for a portion of its Senior Notes. The offer commenced on March 5, 2003 and expired on April 2, 2003 as scheduled. As of the expiration, a total principal amount of $12,798,000 of notes was tendered by holders of the notes and accepted for payment by the Company. The "Clearing Price" of $790 per $1,000 principal amount was paid on April 7, 2003 to all holders who tendered their notes. The Company paid a total of $10,110,420, plus accrued interest of $123,181, to repurchase notes. To fund this transaction, the Company used funds borrowed under its revolving credit facility. The Company expects to record a gain of $2.3 million in the fourth quarter related to this transaction.

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

Delta Mills, Inc. ("the Company") sells a broad range of woven, finished apparel fabric primarily to branded apparel manufacturers and resellers. The Company also sells camouflage fabric and other fabrics used in apparel sold to the United States Department of Defense.

Net sales for the three months ended March 29, 2003 were $46.5 million as compared to $41.2 million in the same quarter of the prior fiscal year, an increase of 12.9%. Net sales for the nine months ended March 29, 2003 were $128.5 million an increase of 5.1% over net sales of $122.3 million for the nine months ended March 30, 2002. The sales increases were primarily increases in units along with a slight increase in average sales price due to changes in product mix.

Gross profit was $2.8 million and 6.1% of sales for the third quarter of fiscal year 2003. This compares to gross profit of $1.1 million and 2.6% of sales in the prior year third quarter. Gross profit for the nine months ended March 29, 2003 was $12.1 million or 9.4% of sales compared to gross profit of $3.8 million or 3.1% of sales for the nine months ended March 30, 2002. In both the current quarter and the nine months ended March 29, 2003, the improvement in gross profit was the result of lower product costs driven primarily by lower raw material costs, improved operating schedules, and a shift in product categories to products that yield higher profit margins. These improvements were partially offset in the current quarter by dramatically higher energy costs, price pressure on certain core products, and poor manufacturing efficiencies in the early part of the quarter associated with changes in product mix.

Selling, general and administrative expense (SG&A) was $3.0 million and 6.4% of net sales for the third quarter of fiscal year 2003 compared to SG&A of $3.0 million and 7.4% of net sales for the prior year third quarter. SG&A expenses for the nine months ended March 29, 2003 were $8.4 million and 6.6% of net sales compared to $8.5 million or 6.9% of net sales for the nine months ended March 30, 2002. The improvement in SG&A as a percent of sales is attributed to increased sales volume.

The Company reported an operating loss of $0.5 million in the current year third quarter compared to an operating loss of $2.0 million in the third quarter of fiscal 2002. For the nine months ended March 29, 2003, the Company reported operating profit of $3.8 million versus an operating loss of $13.2 million for the nine months ended March 30, 2002. The operating loss for the current year quarter included restructuring charges of $0.4 million related to the closing of the Company's Catawba facility. The operating loss for the previous year nine month period included asset impairment and restructuring charges of $8.7 million related to the closing of the Company's Furman facility. Excluding the asset impairment and restructuring charge during the first nine months of fiscal year 2002, the improvement in operating profit was primarily due to the improvement in gross profit as discussed above.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Interest expense was $1.3 million for the quarter ended March 29, 2003, compared to $2.4 million for the prior year quarter. Interest expense for the nine months ended March 29, 2003 was $4.1 million versus $7.4 million for the nine months ended March 30, 2002. The reduction in interest expense was primarily due to the reduction in the balance of the Senior Notes. There was no significant interest income in either the current or prior year quarters.

Included in other (expense) income for the quarter ended March 30, 2002 was a $0.5 million gain resulting from the repurchase by the Company of a portion of its 9.625% Senior Notes. Included in other (expense) income for the nine months ended March 29, 2003 was a $1.3 million gain also resulting from Senior Notes repurchases. There was no similar income or expense reported in this category in the current year quarter ending March 29, 2003.

The income tax benefit for the quarter was $0.7 million. This compares to an income tax benefit of $1.3 million in the previous year quarter. For the nine months ended March 29, 2003 income tax expense was $369,000 versus a tax benefit of $7.0 million for the nine months ended March 30, 2002. The effective tax rate for the three months and nine months ended March 29, 2003 was approximately 38.5%.

The Company reported a net loss of $1.1 million for the quarter ended March 29, 2003 compared to a net loss of $2.4 million for the quarter ended March 30, 2002. Net income for the nine months ended March 29, 2003 was $0.6 million compared to a net loss of $13.0 million for the previous year's nine months ending March 30, 2002. Net income for the current nine month period included a gain of $0.8 million on an after tax basis from the repurchase by the Company of a portion of its 9.625% Senior Notes. The net loss for the nine months ended March 30, 2002 included asset impairment and restructuring costs associated with closed facilities of $5.6 million on an after tax basis and a gain of $0.3 million on an after tax basis from the Company's repurchase of a portion of its 9.625% Senior Notes.

For the nine months ended March 29, 2003, the Company generated $4.2 million in cash from operations. The principal uses of cash were capital expenditures of $3.8 million, net of $0.8 million in proceeds from the disposal of assets, and $1.8 million for the retirement of debt. The outstanding borrowings under the GMAC revolver increased $2.0 million and cash increased $0.6 million for the nine months ended March 29, 2003. The Company was in compliance with all covenants at the end of the quarter. The Company believes that the cash flow generated by its operations combined with the availability on its revolving credit facility will be sufficient to service its debt, to satisfy its day to day working capital requirements and to fund its planned capital expenditures.

On November 6, 2002, the Company announced that it had started a major capital project to modernize its Delta 3 cotton finishing plant in Wallace SC. The Company expects that the first phase of this project will be complete by June of 2003. During fiscal years 2004 and 2005, the Company plans additional capital expenditures for this project to make the finishing facility better prepared for growth and improved product quality. The cost of this project makes up the majority of the approximately $7.5 million in capital expenditures expected for fiscal year 2003 and the majority of the approximately $8.0 million planned for capital expenditures in each of fiscal years 2004 and 2005.

On August 25, 1997 Delta Mills issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At March 29, 2003, the outstanding balance of the notes was $44,739,000, a decrease of $3,080,000 from the balance at June 29, 2002.

Following the end of its fiscal 2003 third quarter, the Company completed a "Modified Dutch Auction" tender offer for a portion of its Senior Notes. The offer commenced on March 5, 2003 and expired on April 2, 2003 as scheduled. As of the expiration, a total principal amount of $12,798,000 of notes was tendered by holders of the notes and accepted for payment by the Company. The "Clearing Price" of $790 per $1,000 principal amount was paid on April 7, 2003 to all holders who tendered their notes. The Company paid a total of $10,110,420, plus accrued interest of $123,181, to repurchase notes. To fund this transaction, the Company used funds borrowed under its revolving credit facility. The Company expects to record a gain of $2.3 million in the fourth quarter related to this transaction.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

On March 20, 2003, the Company's $50 million credit facility with GMAC was amended. The facility remains a $50 million committed revolving credit facility. Among other things, the amendment removed the minimum availability requirement of $12.5 million, added financial covenants for a maximum leverage ratio and a minimum fixed charge coverage ratio and extended the term of the facility until March of 2007. The amended credit facility also includes GMAC's consent to the sale of the Company's Catawba Plant, the closing of which was announced March 5, 2003, and allows the Company to exclude from the calculation of EBITDA (for purposes of financial covenant ratios) the restructuring charge associated with the closing of the Catawba Plant. Borrowings under this credit facility are based on eligible accounts receivable and inventory of the Company. The facility is secured by the accounts receivable, inventory and capital stock of the Company. The interest rate on the credit facility is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $13.4 million and $11.4 million as of March 29, 2003 and June 29, 2002, respectively. As of March 29, 2003, the revolver availability was approximately $34 million and the Company was in compliance with all covenants. Management believes the availability under the Company's credit facility is adequate for the foreseeable future.

The Company's credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to Delta Mills, Inc. stock is permitted if there is no event of default and there is at least $1 of availability under the facility. During the nine months ended March 29, 2003 and the year ended June 29, 2002, the Company did not pay any dividends to Delta Woodside Industries, Inc.

The Company assigns a substantial portion of its trade accounts receivable to GMAC Commercial Finance LLC (the Factor) under a factor agreement. The assignment of these receivables is primarily without recourse, provided that customer orders are approved by the Factor prior to shipment of goods, up to a maximum for each individual account. The assigned trade accounts receivable are recorded on the Company's books at full value and represent amounts due the Company from the Factor. There are no advances from the Factor against the assigned receivables. All factoring fees are recorded on the Company's books as incurred as a part of General and Administrative Expense.

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


RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

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

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, Statement No. 145, through the rescission of Statement No. 4, no longer requires extraordinary item treatment for gains and losses from the extinguishment of debt, unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria established in APB 30. The Statement was effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period items that do not meet the extraordinary item classification criteria in APB 30. Upon adoption, the Company reclassified all extraordinary gains recognized for the early extinguishment of debt as a component of income before income taxes for all financial statement periods presented.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. In addition, this Statement amends the disclosure requirement of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for interim periods beginning after December 31, 2002 and are included in the notes to these condensed consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34" ("Fin 45"). This Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual reporting periods after December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation and sets forth additional disclosures about such interests. FIN 46 is effective for the Company's 2004 fiscal year. The adoption of FIN 46 is not expected to have a material effect on the Company's consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.

Impairment of Long - Lived Assets: When required by circumstances, the Company evaluates the recoverability of its long - lived assets by comparing estimated future undiscounted cash flows with the asset's carrying amount to determine if a write - down to fair value is required.

Income Taxes: The Company accounts for income taxes under the asset and liability method in accordance with Financial Accounting Standard 109, Accounting for Income Taxes ("SFAS 109"). The Company recognizes deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. As of March 29, 2003 and June 29,2002, the Company had approximately $7.9 million in net deferred tax liabilities.

The Company evaluates on a regular basis the realizability of its deferred tax assets for each taxable jurisdiction. In making this assessment, management considers whether it is more likely than not that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence, both positive and negative, in making this assessment.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk Sensitivity

As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. As of March 29, 2003, a 10% decline in market price of the Company's fixed price contracts would have had a negative impact of approximately $1.1 million on the value of the contracts. As of June 29, 2002, such a 10% decline would have had a negative impact of $1.5 million. The decline in the potential negative impact from June 29, 2002 to March 29, 2003 is due principally to a decline in the quantity of cotton with fixed prices as compared to the previous period.


Interest Rate Sensitivity

The $50 million secured four-year revolving credit facility expiring in 2007 is sensitive to changes in interest rates. Interest is based on a spread over LIBOR or a base rate. An interest rate increase would have a negative impact to the extent the Company borrows against the revolving credit facility. The impact would be dependent on the level of borrowings incurred. As of March 29, 2003, an increase in the interest rate of 1% would have a negative impact of approximately $134,000 annually. As of June 29, 2002, an increase in the interest rate of 1% would have had a negative impact of approximately $114,000 annually. The increase in the potential negative impact from June 29, 2002 to March 29, 2003 is due to the increase in borrowings from the facility.

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

Item 3.    Defaults upon Senior Securities*

Item 4.    Submission of Matters to a Vote of Security Holders*

Item 5.    Other Information*

Item 6.    Exhibits and Reports on Form 8-K

a) Listing of Exhibits

4.3.1.4 Consent and Amendment to Credit Agreement and Other Documents, dated as March 20, 2003.

99.1 Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William F. Garrett, dated May 12, 2003.

99.2 Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William H. Hardman, dated May 12, 2003.

b) Form 8-K dated  March 5, 2003  reporting  Other  Events was filed on March 6,
   2003.



* Items 1,2,3,4 and 5 are not applicable.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Delta Mills, Inc.
                                               (Registrant)




Date    May 12, 2003                           By:/s/ W.H. Hardman, Jr.
      ------------------------                 ---------------------------
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




Date       May 12, 2003                      By: /s/ William F. Garrett
      -----------------------------          ------------------------------
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




Date      May 12, 2003                       By: /s/ W. H. Hardman, Jr.
      -----------------------------          --------------------------------
                                             W.H. Hardman, Jr.
                                             Chief Financial Officer