Form 10-K
period 2003-06-28
DELTA MILLS INC
filed 2003-09-26
CIK 1046860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2003

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 333-37617

                                DELTA MILLS, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                   13-2677657
------------------------              --------------------------------------
  (State of Incorporation)            (I.R.S. Employer Identification No.)

PO Box 6126
100 Augusta Street
Greenville, South Carolina                                29606
--------------------------------------------       --------------------
(Address of principal executive offices)                (Zip code)

                                  864/255-4100
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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
                 Yes    X          No
                     -------           -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

         Yes                        No    X
             --------                  --------

The aggregate market value of the common equity stock held by non-affiliates of the registrant as of December 28, 2002 was:

           Common Stock, $.01 par value  - 0

The number of shares outstanding of each of the registrant's classes of Common Stock, as of September 25, 2003 was:

         Common Stock, par value $.01           100

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


                                          FOR THE FISCAL YEAR ENDED JUNE 28, 2003
                                                  FORM 10-K ANNUAL REPORT

                                                     TABLE OF CONTENTS

PART I                                                                                                          PAGE

Item 1.        Business                                                                                           4
Item 2.        Properties                                                                                         9
Item 3.        Legal Proceedings                                                                                 10
Item 4.        Submission of Matters to a Vote of Security Holders                                               10

PART II

Item 5.        Market for Registrant's Common equity and Related Stockholder Matters                             10
Item 6.        Selected Financial Data                                                                           11
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations             12
Item 7A.       Quantitative and Qualitative Disclosures about Market Risk                                        20
Item 8.        Financial Statements and Supplementary Data                                                       21
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure              37
Item 9A.       Controls and Procedures                                                                           37

PART III

Item 10.       Directors and Executive Officers of the Registrant                                                37
Item 11.       Executive Compensation                                                                            37
Item 12.       Security Ownership of Certain Beneficial Owners and Management                                    37
Item 13.       Certain Relationships and Related Transactions                                                    37
Item 14.       Principal Accountant Fees and Services                                                            38

PART IV

Item 15.       Exhibits, Financial Statement Schedules and Reports on Form 8-K                                   39


PART I.

ITEM I.  BUSINESS

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

The forward-looking statements in this document are based on the Company's expectations and are necessarily dependent upon assumptions, estimates and data that the Company believes are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. These risks and uncertainties include, among others, changes in the retail demand for apparel products, the cost of raw materials, competitive conditions in the apparel and textile industries, the relative strength of the United States dollar as against other currencies, changes in United States and international trade regulations, including without limitation the expected end of quotas on textile and apparel products amongst WTO member states in 2005, and the discovery of unknown conditions (such as with respect to environmental matters and similar items). Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

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

The Company is a leading manufacturer and marketer of woven finished cotton, synthetic and blended fabrics, which are sold for the ultimate production of apparel. The Company sells a broad range of finished apparel fabrics primarily to branded apparel manufacturers and resellers. These manufacturers and resellers include Levi Strauss, Haggar Corp., the Wrangler (R) and Lee(R) divisions of V.F. Corporation, and Liz Claiborne, Inc. and private label apparel manufacturers for J.C. Penney Company, Inc., Sears, Roebuck & Co., Wal Mart Stores, Inc. and other retailers. The Company believes that it is a leading producer of cotton pants-weight woven fabric used in the manufacture of casual slacks such as Levi Strauss' Dockers(R) and Haggar Corp.'s Wrinkle-free(R). Other apparel items manufactured with the Company's woven fabrics include women's chino pants, women's blazers, career apparel (uniforms), and battle dress camouflage military uniforms.

During the year ended June 29, 2003, the Company announced the closing of its Catawba Plant, a yarn manufacturing facility located in Maiden, North Carolina. The equipment run-out schedule was completed in April 2003 and the Company is in the process of liquidating the assets associated with this facility. The Company has replaced the production from this facility with purchased yarn from outside sources.

During the year ended June 29, 2002, the Company announced the closing of its Furman Plant, a weaving facility located in Fountain Inn, South Carolina. The equipment run-out schedule was completed in October 2001 and the Company is in the process of either liquidating or transferring the assets associated with this facility. The Company transferred the production for the closed facility to other weaving facilities in the Company to better utilize the remaining equipment.

During fiscal year 2000, the Company produced a variety of unfinished lightweight woven fabrics that were sold to converters of finished products. Due to import pressure, the unfinished fabrics business was discontinued and replaced with more profitable product lines. This move away from the unfinished fabric production was completed in the first half of fiscal 2000.

During fiscal 1998 the Company made the decision to exit the knit textile market by closing its Stevcoknit Fabrics Company operating division.

The Company was incorporated in Delaware in 1971 and acquired by a predecessor of Delta Woodside Industries, Inc. in 1986.


PRODUCTS, MARKETING AND MANUFACTURING

The Company produces woven textile fabrics manufactured from cotton, wool, flax or synthetic fibers or from synthetic filament yarns. Cotton is purchased from numerous suppliers. Wool, flax, synthetic fibers and synthetic filament yarns are purchased from a smaller number of competitive suppliers. The Company spins the major portion of the spun yarns used in its weaving operations, and the balance is purchased from a small number of domestic spinners. In manufacturing these yarns, the cotton and synthetic fibers, either separately or in blends, are carded (fibers straightened and oriented) and then spun into yarn. The Company combs (removing short fibers) some cotton fiber to make high quality yarns. In other fabrics, filament yarns are used. The spun or filament yarn is then woven into fabric on looms. The unfinished fabric at this stage is referred to as greige goods. Finished fabric refers to fabric that has been treated by washing, bleaching, dyeing and applying certain chemical finishes.

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

For fiscal year 2003, the Company had three customers, Levi Strauss, V.F. Corporation, and Haggar Apparel that each exceeded 10% of consolidated net sales. The Company's sales to these customers totaled $71 million or approximately 40% of net sales in fiscal 2003. For fiscal year 2002, only two of these customers, Levi Strauss and V.F. Corporation, each exceeded 10% of consolidated net sales. The Company's sales to these customers totaled $63 million or approximately 36% of net sales in fiscal 2002. For fiscal year 2001, the Company again had three customers, Levi Strauss, Haggar Corp., and V.F. Corporation, which each exceeded 10% of consolidated net sales. The Company's aggregate sales to these customers were $90 million or approximately 42% of net sales for fiscal 2001. In addition, during fiscal years 2003, 2002, and 2001, sales of military fabrics to apparel customers accounted for approximately 33%, 31%, and 22%, respectively, of the Company's total sales. The loss of any of these accounts could have a material adverse effect on the results of the Company.

During fiscal years 2003, 2002 and 2001, approximately 77%, 83% and 82%, respectively, of the Company's finished woven fabric sales were of fabrics made from cotton or cotton/synthetic blends, while approximately 23%, 17%, and 18%, respectively, of such sales were of fabrics made from spun synthetics and other natural fibers, including various blends of rayon, polyester, and wool. Woven fabrics are generally produced and shipped pursuant to specific purchase orders, which minimizes the Company's uncommitted inventory levels. The Company's production of cotton and cotton/synthetic blend and spun synthetic finished woven fabrics is largely vertically integrated, with the Company performing most of its own spinning, weaving and finishing. The Company's woven finished fabrics plants are currently operating at less than full capacity.

RAW MATERIALS

The Company's principal raw material is cotton, although it also spins polyester, wool, linen fiber, acrylic, lyocell, nylon and rayon fibers and weaves textured polyester filament. Polyester is obtained primarily from three major suppliers, all of whom provide competitive prices. Polyester prices for fiscal year 2003 were volatile and slightly higher than in fiscal 2002. The Company's average price per pound of cotton purchased and consumed, including freight and carrying costs, was $.463 in fiscal year 2003 as compared to $.594 in fiscal year 2002, and $.659 in fiscal year 2001. As of June 28, 2003, the Company had contracted to purchase 85% and had fixed the price for approximately 72% of its expected cotton requirements for fiscal year 2004. The percentage of the Company's cotton requirements that the Company fixes each year varies depending upon the Company's forecast of future cotton prices. In the fourth quarter of fiscal 2003, the Company increased its cotton purchases to lock-in favorable costs as cotton prices were rising. The Company believes that recent cotton prices have enabled it to contract for cotton at prices that will permit it to be competitive with other companies in the United States textile industry when the cotton purchased for future use is put into production. To the extent that cotton prices decrease before the Company uses these future purchases, the Company could be materially and adversely affected, as there can be no assurance that it would be able to pass along its higher costs to its customers. In addition, to the extent that cotton prices increase and the Company has not provided for its requirements with fixed price contracts, the Company may be materially and adversely affected, as there can be no assurance that it would be able to pass along these increased costs to its customers.


COMPETITION

The cyclical nature of the textile and apparel industries, characterized by rapid shifts in fashion, consumer demand and competitive pressures, results in both price and demand volatility. The demand for any particular product varies from time to time based largely upon changes in consumer preferences and general economic conditions affecting the textile and apparel industries, such as consumer expenditures for non-durable goods. In recent years, the Company has seen a trend toward shorter lead times for its customers' orders. The textile and apparel industries are also cyclical because the supply of particular products changes as competitors enter or leave the market.

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

Foreign competition is a significant factor in the United States fabric market. The Company believes that its relatively small manual labor component, highly-automated manufacturing processes and domestic manufacturing base allow the Company to compete on a price basis and to respond more quickly than foreign producers to changing fashion trends and to its domestic customers' delivery schedules. In addition, the Company benefits from protections afforded to apparel manufacturers based in certain Latin American and Caribbean countries that ship finished garments into the United States. The North American Free Trade Agreement (often referred to as "NAFTA") entered into force on January 1, 1994. NAFTA has effectively eliminated all tariffs and quotas on goods imported from Mexico if such goods are made from fabric originating in Canada, Mexico, or the United States. The Caribbean Basin Trade Partnership Act (often referred to as "CBTPA") became effective on October 1, 2000. CBTPA has effectively eliminated tariffs and quotas on apparel products imported from participating Caribbean and Central American nations if such products are made from fabric woven in the United States of U.S. yarn. The Andean Trade Promotion and Drug Eradication Act (often referred to as "ATPDEA") was signed into force on October 31, 2002, with similar rules of origin. Because NAFTA, CBTPA, and ATPDEA create an incentive to use fabric manufactured in the United States, they are beneficial to the Company and other domestic producers of apparel fabrics. In contrast, apparel not meeting the origin requirements of these trade preference agreements is subject to quotas and/or relatively higher tariffs. If NAFTA, CBTPA or ATPDEA were repealed or altered in whole or in part, the Company believes that it could be at a serious competitive disadvantage relative to textile manufacturers in other parts of the world seeking to enter the United States market, which would have a material adverse effect on the Company. Moreover, there can be no assurance that the current favorable regulatory environment will continue or that other geographic areas will not be afforded similar regulatory advantages.

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

The Company expects to face a significant change in global competition in 2005 as a result of the impact of multilateral agreements intended to liberalize global trade. The World Trade Organization ("WTO") is overseeing the phase-out of textile and apparel quotas over a 10-year period ending 2004. Tariffs on textile/apparel products are being reduced (but not eliminated) over the same 10-year period. In addition, China's admission to the WTO will have a significant impact on global textile and apparel trade. By gaining admission to the WTO, China is able to take advantage of the elimination of quota limitations on access to the U.S. market, and there could be a significant negative impact on the North American textile industry. With the arrival of 2005 and the elimination of quotas for WTO members, certain countries, most particularly, but not limited to, China, may have cost advantages compared to the Company.
Accordingly, the Company believes it must fully utilize other competitive advantages it believes it has compared to Asian competitors. Among the advantages of the Company are its well established relationships with its customers, its ability to respond quickly to its customers needs as well as the logistic advantages associated with its manufacturing being located in North America. However, there can be no assurance that these advantages will allow the Company to successfully compete with foreign textile producers.

EMPLOYEES

The Company has approximately 1,600 employees. The Company's employees are not represented by unions. The Company believes that its relations with its employees are good.


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

ITEM 2  PROPERTIES

    The following table provides a description of Delta Mills, Inc.'s principal facilities.

                                                                           Approximate
                                                                             Square
                      Location                           Utilization         Footage    Owned/Leased
                      --------                           -----------       -----------  ------------


Greenville, SC                                         Admin Offices         17,400     Leased (1)
Beattie Plant, Fountain Inn, SC                        spin/weave           390,000        (2)
Estes Plant, Piedmont, SC                              spin/weave           332,000        (2)
Delta 3 Plant, Wallace, SC                             dye/finish           555,000        (2)
Pamplico and Cypress Plants, Pamplico, SC              spin/weave           419,000        (2)
Delta 2 Plant, Wallace, SC                             dye/finish           347,000        (2)


(1) Delta Woodside leases corporate offices in Greenville, SC that are used by the Company. The lease expires on December 31, 2003 with the right to renew for one additional five-year period.

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

         At the date of execution of this Form 10-K, the Company has closed and plans to dispose of both its Furman facility in Fountain Inn, SC and its Catawba facility in Maiden, NC.

         The Company believes that its equipment and facilities are generally adequate to allow it to remain competitive with its principal competitors.

         The Company's accounts receivable and inventory, and certain other intangible property, including the capital stock of Delta Mills Marketing, Inc., secure the Company's credit facility.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Omitted pursuant to Instruction I (2)(c) to Form 10-K.


PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is a wholly-owned subsidiary of Delta Woodside Industries, Inc. Accordingly, there is no established public trading market for the Company's common stock.

During 2001, the Company declared dividends of $2,900,000. The Company declared no dividends for fiscal year 2002 or fiscal year 2003. The information concerning limitations on cash distributions contained under the subheading "Liquidity and Sources of Capital" under Item 7 is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
In Thousands, Except Ratios

                                                                                   Fiscal Year
                                                --------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS DATA:(1) (2)
                                                          2003             2002             2001             2000          1999
                                                ---------------  ---------------  ---------------  --------------- -------------
Net Sales                                             $177,193         $174,673         $212,960         $276,511      $348,955
Cost of Goods Sold                                     160,243          165,266          196,692          243,254       292,914
                                                ---------------  ---------------  ---------------  --------------- -------------
Gross Profit                                            16,950            9,407           16,268           33,257        56,041

Selling, general and administrative expenses            11,370           11,634           14,609           15,345        16,937
Impairment & restructuring expenses                        398            8,683
Other income                                               582              476              302              446            96
                                                ---------------  ---------------  ---------------  --------------- -------------
Operating Profit (Loss)                                  5,764          (10,434)           1,961           18,358        39,200
Interest expense                                         5,275            9,090           11,064           16,095        17,414
Interest (income)                                                          (192)            (547)            (958)         (185)
Gain on Extinguishment of Debt                           3,643           16,072            2,458            7,414
                                                ---------------  ---------------  ---------------  --------------- -------------
Income (Loss) from Continuing Operations
 Before Income Taxes                                     4,132           (3,260)          (6,098)          10,635        21,971
Income Tax Expense (Benefit)                             1,541           (1,198)          (2,192)           4,035         8,590
                                                ---------------  ---------------  ---------------  --------------- -------------
Income (Loss) from Continuing Operations                 2,591           (2,062)          (3,906)           6,600        13,381
Profit (Loss) from Discontinued Operations                                                                   (174)        3,802
                                                ---------------  ---------------  ---------------  --------------- -------------
Net Income (Loss)                                       $2,591          $(2,062)         $(3,906)          $6,426       $17,183
                                                ===============  ===============  ===============  =============== =============
OTHER DATA:(1)
Depreciation and amortization                           $9,114           $9,544          $11,310          $14,015       $14,815

Capital expenditures                                     6,442            6,496            5,151            4,340         9,075

BALANCE SHEET DATA:
Working Capital                                        $26,657          $37,338          $64,270          $95,158      $101,613

Total assets                                           162,328          158,437          181,747          229,612       260,951

Total long-term debt                                    31,941           47,819           83,815          115,078       150,000

Shareholder's equity                                    49,910           47,319           49,381           56,187        49,761


NOTES TO SELECTED FINANCIAL DATA
(1)  The  Stevcoknit   knitted   fabrics   business  is  presented  as  part  of
     discontinued operations.

(2) Certain prior year amounts have been reclassified to conform to the fiscal 2003 presentation that reflects the Company's adoption of SFAS 145 pertaining to the treatment of gain on retirement of debt. These reclassifications did not effect net income (loss) or shareholders' equity.

ITEM 7.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contain various "forward-looking statements". All statements, other than statements of historical fact, that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, including such matters as future revenues, future cost savings, future capital expenditures, business strategy, competitive strengths, goals, plans, references to future success and other such information are forward-looking statements. The words "estimate", "project", "anticipate", "expect", "intend", "believe", and similar expressions are intended to identify forward-looking statements.

The forward-looking statements in this Form 10-K are based on the Company's expectations and are subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward looking statements. These risks and uncertainties include, among others, changes in the retail demand for apparel products, the cost of raw materials, competitive conditions in the apparel and textile industries, the relative strength of the United States dollar as against other currencies, changes in United States and international trade regulations, including without limitation the expected end of quotas on textile and apparel products among WTO member states in 2005, and the discovery of unknown conditions (such as with respect to environmental matters and similar items). The Company does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.

During the year ended June 29, 2003, the Company announced the closing of its Catawba Plant, a yarn manufacturing facility located in Maiden, North Carolina. The equipment run-out schedule was completed in April 2003 and the Company is in the process of liquidating the assets associated with this facility. The Company has replaced the production from this facility with purchased yarn from outside sources.

During the year ended June 29, 2002, the Company announced the closing of its Furman Plant, a weaving facility located in Fountain Inn, South Carolina. The equipment run-out schedule was completed in October 2001 and the Company is in the process of either liquidating or transferring the assets associated with this facility. The Company transferred the production for the closed facility to other weaving facilities in the Company to better utilize the remaining equipment.


RESULTS OF OPERATIONS FISCAL 2003 VERSUS FISCAL 2002

Net Sales. Net sales for the year ended June 28, 2003 totaled $177.2 million, as compared to $174.7 million for the year ended June 29, 2002, an increase of 1.4%. Unit sales were approximately the same for each year. The increase in sales for fiscal year 2003 was principally due to an increase of 2.2 % in average sales price as a result of a change in product mix. At the end of fiscal year 2003, there were approximately $6.0 million in sales order deferments that remained in finished inventory, accounting for the majority of the $11.4 million inventory increase over fiscal year 2002. Management believes that these deferments represent sales that will occur in future quarters but could negatively effect capacity utilization in the process.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Gross Profit. Gross profit as a percent of sales for the year ended June 28, 2003 was 9.6%, as compared to 5.4% for the year ended June 29, 2002. The majority of the gross profit improvement was due to lower cotton raw material cost. Also contributing to the gross profit increase was reduced manufacturing cost as a result of the cost reduction program put in place at the beginning of fiscal year 2003. These cost reductions were somewhat offset by disruption costs associated with the modernization of the Estes cotton weaving facility and continued downward pressure on sales prices caused by cotton garment manufacturers expanding their supplier base to gain more competitive prices.

Selling, General and Administrative Expenses. During the year ended June 28, 2003, selling, general and administrative expenses were $11.4 million, as compared to $11.6 million during the year ended June 29, 2002, a decrease of $0.2 million or 2.3%. Expenses in this category were 6.4% of net sales in fiscal 2003 as compared to 6.7% in fiscal 2002. The decrease was due primarily to a reduction in compensation expense that was somewhat offset by increases in insurance, legal and other fixed costs.

Impairment and Restructuring Expenses. During the year ended June 28, 2003, the Company incurred restructuring expenses of $0.4 million related to the closing of its Catawba plant, a yarn manufacturing facility in Maiden, NC. During the year ended June 29, 2002, the Company incurred impairment and restructuring expenses of $8.7 million related to the closing of its Furman plant, a weaving only facility in Fountain Inn, SC. The net book value of the closed facilities is presented as assets held for sale on the consolidated balance sheet as of June 28, 2003.

Other Income: Other income was $0.6 million for fiscal year 2003, primarily from gains on equipment sales that occurred in the first quarter. In fiscal year 2002, other income was $0.5 million, primarily from gains on equipment sales that occurred in the fourth quarter.

Operating Profit (Loss). Operating profit for the year ended June 28, 2003 was $5.8 million, as compared to an operating loss of $10.4 million for the year ended June 29, 2002. The $16.2 million improvement in operating profit was principally the result of a $7.5 million improvement in gross profit and a reduction of $8.3 million in impairment and restructuring expenses. Gross profit and impairment and restructuring expenses are discussed above.

Net Interest Expense. For the year ended June 28, 2003, net interest expense was $5.3 million, as compared to $8.9 million for the year ended June 29, 2002. The decrease in net interest expense was principally due to the purchase of a portion of the Company's 9.625% Senior Notes and was somewhat offset by an increase in revolver debt at a substantially lower rate of interest. Interest expense for fiscal year 2003 also reflected $0.4 million of capitalized interest as a result of the Company's 2003 capital expenditures.

Gain on Extinguishment of Debt. During fiscal 2003, the Company purchased $15.9 million face amount of its 9.625% Senior Notes for $11.9 million, in addition to expenses of approximately $0.2 million. The Company recognized a gain of $3.6 million after the write-off of deferred loan costs of $0.2 million. During fiscal 2002, the Company purchased $36.0 million face amount of its 9.625% Senior Notes for $19.4 million. The Company recognized a gain of $16.1 million after the write-off of deferred loan costs of $0.5 million.

Taxes. The effective tax rate of 37.3% for the year ended June 28, 2003 is higher than the 36.7% effective tax rate for the year ended June 29, 2002, primarily because of the effect of nondeductible permanent differences on pretax income in fiscal year 2003 compared to pretax losses in 2002.

Net Income (Loss). Net Income for the year ended June 28, 2003 was $2.6 million as compared to a loss of $2.1 million for the year ended June 29, 2002. The $4.7 million improvement in net income was primarily due to the pretax, year-to-year changes in each of the following: $7.6 million improvement in gross profit, $8.3 million reduction in impairment and restructuring expenses, and a $3.6 million reduction in net interest expense. These items were somewhat offset by a $12.4 million reduction in gain on extinguishment of debt. Each of these items is discussed above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Order Backlog. The Company's order backlog at June 28, 2003 was $55.5 million, an increase of $7.7 million from the $47.8 million order backlog at June 29, 2002. The majority of this increase was in the uniform fabrics used in apparel sold to the United States Department of Defense. In recent years, customers in the industry have shortened lead times for delivery requirements. In response to this, the Company has implemented a quick response delivery system. Because of this and because the apparel market continues to be soft, management believes that the order backlog at any given point in time may not be an indication of future sales.

Adoption of Accounting Standards. In August of 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets, which assets result from the acquisition, construction, development and or normal use of the assets. The enterprise also is to record a corresponding increase to the carrying amount of the related long-lived asset (i.e. the associated asset retirement costs) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e. accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. This statement was effective for fiscal years beginning after June 15, 2002. The adoption of this standard has not materially impacted the Company.

On October 3, 2001 the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provide a single accounting model for long-lived assets to be disposed of. The Company adopted the Statement effective in fiscal 2003. The adoption of this standard has not materially impacted the Company.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, Statement No. 145, through the rescission of Statement No. 4, no longer requires extraordinary item treatment for gains and losses from the extinguishment of debt, unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria established in APB 30. The Statement was effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period items that do not meet the extraordinary item classification criteria in APB 30. Upon adoption, the Company reclassified all extraordinary gains recognized for the early extinguishment of debt as a component of income (loss) before income taxes for all financial statement periods presented.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

In July 2002, the FASB issued Statement No. 146, "Accounting for Obligations Associated with Disposal Activities". Statement No. 146 addresses financial reporting and accounting for costs associated with exit or disposal activities. It nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.)" Statement 146 requires that a liability be recognized for such costs only when the liability is incurred, which is in contrast to EITF No. 94-3, which requires the recognition of a liability upon the commitment to an exit plan. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of Statement No. 146 has not had a material impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure", an amendment of FASB Statement No.
123. This Statement amends SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. In addition, this Statement amends the disclosure requirement of SFAS 123 to require prominent disclosures in both annual and interim financial statements. The disclosure modifications are included in the notes to these consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34" ("FIN 45"). This Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual reporting periods after December 31, 2002. The Company adopted this Interpretation with no material impact to its consolidated financial statements.

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


RESULTS OF OPERATIONS FISCAL 2002 VERSUS FISCAL 2001

Net Sales. Net sales for the year ended June 29, 2002 totaled $174.7 million, as compared to $213.0 million for the year ended June 30, 2001, a decrease of 18.0%. The average sales price decreased 2.8% in 2002 as compared to the previous fiscal year. The decline in sales volume occurred during the first three quarters of the year due to a weakness in market demand and some decline in sales price. The decline was somewhat offset during the fourth quarter as market demand increased. Compared to the previous fiscal year, sales volume decreased 18%.

Gross Profit. Gross profit as a percent of net sales for the year ended June 29, 2002 was 5.4%, as compared to 7.6% for the year ended June 30, 2001. The gross profit decline occurred during the first three quarters of the year as sales declined. This resulted in decreased running schedules in order to control inventory and conserve cash. The decreased running schedules resulted in increased costs associated with under absorbed manufacturing costs. This trend was reversed in the fourth quarter of the current fiscal year. Also contributing to the gross profit decline was downward pressure on sales prices caused by cotton garment manufacturers expanding their supplier base to gain more competitive prices and by increased import pressure on synthetic products.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Selling, General and Administrative Expenses. During the year ended June 29, 2002, selling, general and administrative expenses were $11.6 million, as compared to $14.6 million during the year ended June 30, 2001, a decrease of $3.0 million or 20.4%. Expenses in this category were 6.7% of net sales in fiscal 2002 as compared to 6.9% in fiscal 2001. The decrease was due to a reduction in compensation expense and overall lower expenses in relation to lower sales volume.

Impairment and Restructuring Expenses. During the year ended June 29, 2002, the Company incurred impairment and restructuring expenses of $8.7 million related to the closing of its Furman plant, a weaving only facility in Fountain Inn, SC. There were no impairment or restructuring charges in fiscal 2001.

Operating Profit (Loss). The operating loss for the year ended June 29, 2002 was $10.4 million, as compared to operating profit of $2.0 million for the year ended June 30, 2001. In addition to the decline in gross profit that was somewhat offset by lower selling, general and administrative expenses, operating profit for fiscal 2002 included an $8.7 million impairment and restructuring charge that occurred in the first quarter of the 2002 fiscal year as a result of closing the Furman plant.

Net Interest Expense. For the year ended June 29, 2002, net interest expense was $8.9 million, as compared to $10.5 million for the year ended June 30, 2001. The decrease in net interest expense resulted from the extinguishment of $36.0 million principal amount of debt related to the purchase of a portion of the Company's 9.625% Senior Notes.

Gain on Extinguishment of Debt. During fiscal 2002, the Company purchased $36.0 million face amount of its 9.625% Senior Notes for $19.4 million. The Company recognized a gain of $16.1 million after the write-off of deferred loan costs of $0.5 million. During fiscal 2001, the Company purchased $31.3 million face amount of its 9.625% Senior Notes for $28.0 million. The Company recognized a gain of $2.5 million after the write-off of deferred loan costs of $0.8 million.

Taxes. The effective tax rate of 36.7% for the year ended June 29, 2002 is higher than the 35.9% effective tax rate for the year ended June 30, 2001, primarily because of the effect of nondeductible permanent differences on pretax losses in fiscal year 2002 and 2001.

Net Income (Loss). The net loss for the year ended June 29, 2002 was $2.1 million, as compared to a net loss of $3.9 million for the year ended June 30, 2001. For fiscal year 2002, the loss included an impairment and restructuring charge of approximately $5.5 million on an after tax basis. There were no impairment and restructuring charges recognized in the previous fiscal year.

Order Backlog. The Company's order backlog at June 29, 2002 was $47.8 million, a slight increase from the $47.2 million order backlog at June 30, 2001.


LIQUIDITY AND SOURCES OF CAPITAL

The Company generated $4.5 million of cash from operations in fiscal 2003. This included a change in operating assets and liabilities that resulted in a $6.0 million use of cash due to an increase in inventory of $11.4 million and a decrease in accounts receivable of $5.4 million. The increase in inventory was primarily due to customer sales deferments that occurred at the end of the fourth quarter as well as the acceleration of cotton raw material purchases that took place during the fourth quarter in order to minimize the future impact of increasing cotton prices. During fiscal year 2003, the Company used $6.4 million to fund capital expenditures and received $0.8 million in proceeds from excess equipment sales. The Company increased borrowings on the revolving credit facility $13.5 million. The Company used $11.9 million in borrowings from its revolving credit facility to purchase a portion of the Company's 9.625% Senior Notes and $1.6 million to fund a portion of its capital expenditures.

During fiscal year 2002, the Company generated $2.4 million from operating cash flow, used $6.1 million for capital expenditures, net of $0.4 million proceeds from equipment sales, and used $8.0 million from financing activities. During fiscal year 2002, the Company's financing activities resulted in the use of $8.0 million net of $11.4 in borrowings from its revolving credit facility to purchase a portion of the Company's 9.625% Senior Notes for $19.4 million.

During fiscal year 2001, the Company generated $29.1 million from operations and used $4.7 million for capital expenditures net of proceeds of $0.5 million from equipment sales. Financing activities during fiscal year 2001 resulted in the use of $30.9 million primarily for the purchase of a portion of the Company's 9.625% Senior Notes.

On August 25, 1997, the Company issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At June 28, 2003, the outstanding balance of the notes was $31,941,000, a decrease of $15,878,000 from the balance of $47,819,000 at June 29, 2002. During the year ended June 28, 2003, the Company acquired for $12,060,000, including expenses of approximately $172,000, a portion of its 9.625% Senior Notes. The aggregate principal face amount of the acquired Senior Notes was $15,878,000. The future annual reduction in the Company's interest expense because of this Senior Note repurchase will be approximately $1,179,725, net of variable rate revolver interest on the portion of the revolver balance attributable to the note repurchase. At June 28, 2003, the interest rate on the revolver was 2.932%.

On March 20, 2003, the Company's $50 million credit facility with GMAC was amended. The facility remains a $50 million committed revolving credit facility. Among other things, the amendment removed the minimum availability requirement of $12.5 million, added financial covenants for a maximum leverage ratio and a minimum fixed charge coverage ratio and extended the term of the facility until March of 2007. The amended credit facility also includes GMAC's consent to the sale of the Company's Catawba Plant, the closing of which was announced March 5, 2003, and allows the Company to exclude from the calculation of EBITDA (for purposes of financial covenant ratios) the restructuring charge associated with the closing of the Catawba Plant. Borrowings under this credit facility are based on eligible accounts receivable and inventory of the Company. The facility is secured by the accounts receivable, inventory and capital stock of the Company. The interest rate on the credit facility was 2.932% at June 28, 2003 and is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $24.9 million and $11.4 million as of June 28, 2003 and June 29, 2002, respectively. As of June 28, 2003, the revolver availability was approximately $24 million and the Company was in compliance with all covenants. There is a substantial likelihood that Delta Mills will not be in compliance with the financial covenants of the credit agreement at the end of the first quarter of fiscal 2004. As a precaution, Delta Mills has already obtained a waiver of compliance with these covenants from GMAC for the first quarter of fiscal 2004. Management believes the availability under Delta Mills' credit facility is adequate for the foreseeable future.

The Company's credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to Delta Mills, Inc. stock is permitted if there is no event of default and there is at least $1 of availability under the facility. At June 28, 2003, under the most restrictive of these covenants, no dividends were available for distribution by Delta Mills to Delta Woodside Industries, Inc. The indenture pertaining to the Company's 9.625% Senior Notes contains restrictive covenants that restrict additional indebtedness, dividends, and investments by the Company and its subsidiaries. The payment of dividends with respect to Delta Mills, Inc. stock is permitted if there is no event of default under the indenture and after payment of the dividend, the Company could incur at least $1 of additional indebtedness under a fixed coverage ratio. Dividends are also capped based on cumulative net income and proceeds from the issuance of securities and liquidation of certain investments. Delta Mills may loan funds to Delta Woodside Industries, Inc. if there is no event of default and a fixed charge coverage ratio test is satisfied. During the year ended June 28, 2003 and the year ended June 29, 2002, Delta Mills did not pay any dividends to Delta Woodside Industries, Inc. Industries, Inc. During the year ended June 30, 2001, Delta Mills paid $2.9 million of dividends to Delta Woodside Industries, Inc.

The Company assigns a substantial portion of its trade accounts receivable to GMAC Commercial Finance LLC (the Factor) under a factor agreement. The assignment of these receivables is primarily without recourse, provided that customer orders are approved by the Factor prior to shipment of goods, up to a maximum for each individual account. The assigned trade accounts receivable are recorded on the Company's books at full value and represent amounts due the Company from the Factor. There are no advances from the Factor against the assigned receivables. All factoring fees are recorded on the Company's books as incurred as a part of selling, general and administrative expense.

On November 6, 2002, the Company announced that it had started a major capital project to modernize its Delta 3 cotton finishing plant in Wallace, SC. The first phase of this project was completed in June of 2003. During fiscal years 2004 and 2005, the Company plans additional capital expenditures for this project to make the finishing facility better prepared for growth and improved product quality. The cost of this project makes up the majority of the approximately $6.4 million in capital expenditures for fiscal year 2003 and the majority of the approximately $7.0 to $8.0 million planned for capital expenditures in each of fiscal years 2004 and 2005.

The Company has entered into agreements, and has fixed prices, to purchase cotton for use in its manufacturing operations. At June 28, 2003 minimum payments under these contracts with non-cancelable contract terms were $8.1 million.

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

The Company believes that the cash flow generated by its operations and funds available under its credit line should be sufficient to service its debt, to satisfy its day-to-day working capital needs and to fund its planned capital expenditures for the next twelve months.

Commitments. As of June 28, 2003, the Company had contractual obligations in the form of leases, cotton commitments, and debt as follows (in thousands):

                           Payments Due by Fiscal Year

      Contractual Obligations           2004         2005        2006        2007         2008     Thereafter     Total
                                     ------------ ----------- ----------- ------------ ----------- ----------- ------------

Cotton Commitments                        $8,051                                                                    $8,051
Non-Cancelable Operating Leases              433         203           8            4           2                      650
Revolving Credit Facility                                                      24,856                               24,856
Long-Term Debt                                                                             31,941                   31,941
                                     ------------ ----------- ----------- ------------ ----------- ----------- ------------
Total                                     $8,484        $203          $8      $24,860      31,943                  $65,498
                                     ============ =========== =========== ============ =========== =========== ============


CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties, and potentially result in materially different results under different assumptions and conditions.

Impairment of Long - Lived Assets: In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Prior to June 30, 2002, the impairment of long-lived assets was accounted for in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of."

Income Taxes: The Company accounts for income taxes under the asset and liability method in accordance with Financial Accounting Standard 109, Accounting for Income Taxes ("SFAS 109"). The Company recognizes deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. As of June 28, 2003 and June 29,2002, the Company had approximately $6.9 million and $8.0 million, respectively, in net deferred tax liabilities.

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


ENVIRONMENTAL MATTERS

Two of the Company's South Carolina plants, the Delta 2 and Delta 3 Finishing Plants, have experienced high nitrate levels at the spray field for these plants. The Company is working with the South Carolina Department of Health and Environmental Control ("DHEC") to address this issue. In addressing this issue in the method and within the time frame required by DHEC, a report was submitted in June 2001 to DHEC detailing four options for dealing with this groundwater situation. At the date of this filing, DHEC has still not responded to the Company's proposal. Although there is no assurance that the Company will be successful and it could face administrative penalties if it is not, the Company does not currently believe that this matter would have a material adverse impact on the Company's financial position.

On June 30, 2000, the Company sold its Greensboro, North Carolina plant to the City of Greensboro. The Company had been working with environmental consultants in assessing groundwater contamination at this site. Because of these studies, one-half of the proceeds from the sale of the plant, consisting of approximately $400,000, were placed in an interest bearing escrow account to cover expenses related to this contamination. As of the date of this filing, approximately $308,000 remains in this escrow account. The Company believes that this balance is adequate to cover any remaining expenses related to this matter. The Company recorded the sale net of estimated costs to remediate the property.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY RISK SENSITIVITY

As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Under these contracts, nonperformance by either the buyer or the seller may result in net cash settlement of the difference between the current market price of cotton and the contract price. The Company has not utilized the net settlement provision in the past, and does not anticipate using it in the future. The Company may seek to fix prices up to 18 months in advance of delivery. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton for the Company. In recent months, the price of cotton has trended upward, and the Company has increased its cotton inventory in order to obtain its cotton at a lower price. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. At June 28, 2003, a 10% decline in the market price of the cotton covered by the Company's fixed price contracts would have a negative impact of approximately $0.8 million on the value of the contracts. At the end of fiscal 2002, a 10% decline in the market price of the Company's fixed price contracts would have had a negative impact of approximately $1.5 million on the value of the contracts. The decline in the potential negative impact from 2002 to 2003 is due principally to current cotton commitments being at significantly lower average prices than in fiscal 2002.


INTEREST RATE SENSITIVITY

The $50 million secured four-year revolving credit facility expiring in 2007 is sensitive to changes in interest rates. Interest is based on a spread over LIBOR or a base rate. An interest rate increase would have a negative impact to the extent the Company borrows against the revolving credit facility. The impact would be dependent on the level of borrowings incurred. As of June 28, 2003, an increase in the interest rate of 1% would have a negative impact of approximately $249,000. As of June 29, 2002, an increase in the interest rate of 1% would have had a negative impact of approximately $114,000. The increase in the negative impact is due to the increased borrowings under the revolving credit facility in fiscal 2003.

An interest rate change would not impact the Company's cash flows on the fixed rate ten year Senior Notes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                 Page
                                                                                                -------
Report of KPMG  LLP                                                                               22
Consolidated Balance Sheets as of June 28, 2003 and June 29, 2002                                 23
Consolidated Statements of Operations for the fiscal years ended June 28, 2003,
                      June 29, 2002 and June 30, 2001                                             25
Consolidated Statements of Shareholder's Equity  for the fiscal years ended June 28, 2003,
                      June 29, 2002 and June 30, 2001                                             26
Consolidated Statements of Cash Flows for the fiscal years ended June 28, 2003,
                      June 29, 2002 and June 30, 2001                                             27
Notes to Consolidated Financial Statements                                                        28


         INDEPENDENT AUDITORS' REPORT

         THE BOARD OF DIRECTORS
         DELTA MILLS, INC.

         We have audited the accompanying consolidated balance sheets of Delta Mills, Inc. and subsidiaries as of June 28, 2003 and June 29, 2002 and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the years in the three-year period ended June 28, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Mills, Inc. and subsidiaries as of June 28, 2003 and June 29, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended June 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note A to the consolidated financial statements, on June 30, 2002, the Company adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections."


                                              /s/KPMG LLP
                                              KPMG LLP

         Greenville, South Carolina
         July 25, 2003


CONSOLIDATED BALANCE SHEETS Delta Mills, Inc.
(In Thousands, except share amounts)

                                                              June 28, 2003             June 29, 2002
                                                       ---------------------    ----------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                            $520                       $52
  Accounts receivable:
     Factor and other                                                44,628                    49,887
    Less allowances for returns                                         180                        32
                                                       ---------------------    ----------------------
                                                                     44,448                    49,855
  Inventories
     Finished goods                                                   7,711                     7,085
     Work in process                                                 25,765                    19,878
     Raw materials and supplies                                      10,659                     5,784
                                                       ---------------------    ----------------------
                                                                     44,135                    32,747

  Deferred income taxes                                               1,517                     1,347
  Other assets                                                          520                        25
                                                       ---------------------    ----------------------
                      TOTAL CURRENT ASSETS                           91,140                    84,026
                                                       ---------------------    ----------------------

ASSETS HELD FOR SALE                                                  3,948                     3,141

PROPERTY, PLANT AND EQUIPMENT, at cost
     Land and land improvements                                       1,587                     1,702
     Buildings                                                       30,943                    32,171
     Machinery and equipment                                        109,623                   114,070
     Furniture, fixtures and office equipment                         9,789                     9,599
     Lease improvements                                               1,030                     1,030
     Construction in progress                                         4,427                     1,025
                                                       ---------------------    ----------------------
                                                                    157,399                   159,597
     Less accumulated depreciation and amortization                  90,618                    89,096
                                                       ---------------------    ----------------------
                                                                     66,781                    70,501

DEFERRED LOAN COSTS
             less accumulated amortization of $ 5,634
             and $5,324 in 2003 and 2002 respectively                   459                       769

                                                       ---------------------    ----------------------
                                                                   $162,328                  $158,437
                                                       =====================    ======================

CONSOLIDATED BALANCE SHEETS Delta Mills, Inc.
(In Thousands, except share amounts)


                                                              June 28, 2003           June 29, 2002
                                                          ------------------      ------------------

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                            $14,217                 $11,689
  Revolving credit facility                                          24,856                  11,365
  Payable to Affiliates                                               3,517                   3,321
  Accrued employee compensation                                       1,414                   1,696
  Accrued and sundry liabilities                                     20,479                  18,617

                                                          ------------------      ------------------
                    TOTAL CURRENT LIABILITIES                        64,483                  46,688

LONG-TERM DEBT                                                       31,941                  47,819
DEFERRED INCOME TAXES                                                 8,421                   9,340
DEFERRED COMPENSATION                                                 7,573                   7,271
SHAREHOLDER'S EQUITY
  Common Stock - par value $.01 a share -  authorized
    3000 shares, issued and outstanding 100 shares
  Additional paid-in capital                                         51,792                  51,792
  Retained earnings (accumulated deficit)                            (1,882)                 (4,473)
                                                          ------------------      ------------------
                                                                     49,910                  47,319
COMMITMENTS AND CONTINGENCIES
                                                          ------------------      ------------------
                                                                   $162,328                $158,437
                                                          ==================      ==================





See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
Delta Mills, Inc.
(In Thousands)

                                                                     Year Ended        Year Ended       Year Ended
                                                                   June 28, 2003     June 29, 2002     June 30, 2001
                                                                 ----------------  ---------------- -----------------

Net sales                                                               $177,193          $174,673          $212,960
Cost of goods sold                                                       160,243           165,266           196,692
                                                                 ----------------  ---------------- -----------------
Gross profit                                                              16,950             9,407            16,268
Selling, general and administrative expenses                              11,370            11,634            14,609
Impairment and restructuring expenses                                        398             8,683
Other income                                                                 582               476               302
                                                                 ----------------  ---------------- -----------------
  OPERATING PROFIT (LOSS)                                                  5,764           (10,434)            1,961
Other (expense) income:
  Interest expense                                                        (5,275)           (9,090)          (11,064)
  Interest income                                                                              192               547
  Gain on extinguishment of debt                                           3,643            16,072             2,458
                                                                 ----------------  ---------------- -----------------
                                                                          (1,632)            7,174            (8,059)
                                                                 ----------------  ---------------- -----------------
INCOME (LOSS) BEFORE INCOME TAXES                                          4,132            (3,260)           (6,098)
Income tax expense (benefit)                                               1,541            (1,198)           (2,192)
                                                                 ----------------  ---------------- -----------------

NET INCOME (LOSS)                                                         $2,591           $(2,062)          $(3,906)
                                                                 ================  ================ =================





See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
Delta Mills, Inc.
(In Thousands)


                                                              Additional            Retained               Total
                                      Common Stock             Paid-In              Earnings             Shareholder's
                                Shares          Amount         Capital       (Accumulated Deficit)         Equity
                             --------------  -------------  ---------------  -----------------------  -----------------
Balance at July 1, 2000                100             $0          $51,792                   $4,395            $56,187
  Net Loss                                                                                   (3,906)            (3,906)
  Cash dividends paid                                                                        (2,900)            (2,900)
                             --------------  -------------  ---------------  -----------------------  -----------------
Balance at June 30, 2001               100              0           51,792                   (2,411)            49,381
  Net Loss                                                                                   (2,062)            (2,062)
                             --------------  -------------  ---------------  -----------------------  -----------------
Balance at June 29, 2002               100              0           51,792                   (4,473)            47,319
  Net Income                                                                                  2,591              2,591
                             --------------  -------------  ---------------  -----------------------  -----------------
Balance at June 28, 2003               100             $0          $51,792                  $(1,882)           $49,910
                             ==============  =============  ===============  =======================  =================










See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
Delta Mills, Inc.
(In Thousands)
                                                                      Year Ended           Year Ended            Year Ended
                                                                     June 28, 2003        June 29, 2002         June 30, 2001
                                                                   ------------------   ------------------    ------------------
OPERATING ACTIVITIES
  Net income (loss)                                                           $2,591             $(2,062)              $(3,906)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation                                                              8,979                9,174                10,886
     Amortization                                                                135                  370                   424
     Decrease in deferred loan costs                                             175                  541                   784
     Discount to face value on repurchase of bonds                            (3,818)             (16,613)               (3,242)
     Impairment and restructuring expenses                                       398                8,683
     Change in deferred income taxes                                          (1,089)              (1,225)               (1,888)
     Gains on disposition of property
        and equipment                                                           (433)                (356)                 (342)
     Changes in operating assets and liabilities:
        Accounts receivable                                                    5,407              (12,251)               33,579
        Inventories                                                          (11,388)              10,455                   717
        Other current assets                                                    (495)                 522                   (80)
        Deferred compensation                                                    306                  672                   786
        Accounts payable and accrued expenses                                  3,732                4,512                (8,668)
                                                                   ------------------   ------------------    ------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                            4,500                2,422                29,050
                                                                   ------------------   ------------------    ------------------

INVESTING ACTIVITIES Property, plant and equipment:
     Purchases                                                                (6,442)              (6,496)               (5,151)
     Proceeds of dispositions                                                    807                  429                   450
                                                                   ------------------   ------------------    ------------------
           NET CASH USED IN INVESTING ACTIVITIES                              (5,635)              (6,067)               (4,701)
                                                                   ------------------   ------------------    ------------------

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit                                    195,461               44,979                 3,003
  Repayments on revolving lines of credit                                   (181,970)             (33,614)               (3,003)
  Repurchase and retirement of long-term debt                                (11,888)             (19,383)              (28,021)
  Dividends paid                                                                                                         (2,900)
                                                                   ------------------   ------------------    ------------------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  1,603               (8,018)              (30,921)
                                                                   ------------------   ------------------    ------------------

INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                                                        468              (11,663)               (6,572)

Cash and cash equivalents at beginning of year                                    52               11,715                18,287
                                                                   ------------------   ------------------    ------------------
         CASH AND CASH EQUIVALENTS AT END OF YEAR                               $520                  $52               $11,715
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

BASIS OF PRESENTATION: The consolidated - financial statements include the accounts of Delta Mills, Inc. and Delta Mills Marketing, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Delta Mills, Inc. and Delta Mills Marketing , Inc. are wholly-owned subsidiaries of Delta Woodside Industries, Inc. ("DWI").

CASH  EQUIVALENTS:  The Company  considers  all highly liquid  investments  with
initial   maturities  of  three  months  or  less  when  purchased  to  be  cash equivalents.

INVENTORIES: Inventories are stated at the lower of cost or market determined using the first-in , first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is stated on the basis of cost. Depreciation is computed by the straight-line method for financial reporting based on estimated useful lives of three to thirty-two years, but predominantly over seven to fourteen years, and by accelerated methods for income tax reporting.

IMPAIRMENT OF LONG-LIVED ASSETS: In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Prior to June 30, 2002, the impairment of long-lived assets was accounted for in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived and Long-Lived Assets to be Disposed Of."

REVENUE RECOGNITION: Sales are recorded upon shipment or designation of specific goods for later shipment at customers' request with related risk of ownership passing to such customers.

DEFERRED LOAN COSTS: Deferred loan costs are being amortized over the life of the related debt which is primarily ten years.

INCOME TAXES: Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and net operating losses and tax credit carryforwards. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Accruals for tax exposures are recorded when they are probable and estimable, and tax valuation allowances are established when management cannot conclude that the realization of deferred tax assets are more likely than not.

ENVIRONMENTAL COSTS: Environmental compliance cost, including ongoing maintenance, monitoring and similar costs, are expensed as incurred. Environmental remediation costs are accrued, except to the extent costs can be capitalized, when remedial efforts are probable, and the cost can be reasonably estimated.

COTTON PROCUREMENT: The Company contracts to buy cotton with future delivery dates at fixed prices in order to reduce the effects of fluctuations in the prices of cotton used in the manufacture of its products. These contracts are settled by delivery and are not used for trading purposes. The Company commits to fixed prices on a percentage of its cotton requirements up to eighteen months in the future. If market prices for cotton fall below the Company's committed fixed costs and it is estimated that the cost of cotton is not recoverable in future sales of finished goods, the differential is charged to income at that time. The Company's management has determined that its cotton buying contracts meet the criteria for exclusion under the normal purchases and normal sales exemption of SFAS 133 and its related amendments.

STOCK OPTIONS: The Company participates in the Delta Woodside Industries Inc. Stock Option Plan. The Company applies the intrinsic value-based method of accounting for these stock options, in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. If the Company had determined compensation expense at fair value, as under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) would have been as follows:

(In thousands)                                              Year Ended               Year Ended              Year Ended
                                                            June 28, 2003            June 29, 2002           June 30, 2001
                                                            -----------------        ------------------      -----------------

Net income (loss), as reported                                $        2,591           $        (2,062)         $      (3,906)

Add stock based employee compensation expense
included in reported net income (loss), net of tax                       174                       136

Less total stock based compensation expense
   determined under fair value based method, net
   of related tax effects                                               (496)                     (491)                 (331)
                                                            -----------------        ------------------      -----------------

Pro forma net income (loss)                                   $        2,269          $         (2,417)         $     (4,237)
                                                            -----------------        ------------------      -----------------



RECENT ACCOUNTING PRONOUNCEMENTS: In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, Statement No. 145, through the rescission of Statement No. 4, no longer requires extraordinary item treatment for gains and losses from the extinguishment of debt, unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria established in APB 30. The Statement was effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period items that do not meet the extraordinary item classification criteria in APB 30. Upon adoption, the Company reclassified all extraordinary gains recognized for the early extinguishment of debt as a component of income (loss) before income taxes for all financial statement periods presented.

ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying values of the Company's financial instruments, except for those disclosed in Note C, approximate their estimated fair values due to either the short-term maturities of such instruments or minor interest rate differentials.

RECLASSIFICATIONS: Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2003 presentation. These reclassifications did not effect net income (loss) or shareholders' equity.

FISCAL YEAR: The Company's operations are based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to June 30. Fiscal years 2003, 2002 and 2001 each consisted of 52 weeks.


NOTE B--ACCOUNTS RECEIVABLE

The Company assigns a substantial portion of its trade accounts receivable to GMAC Commercial Credit LLC (the Factor) under a factor agreement. The assignment of these receivables is primarily without recourse, provided that customer orders are approved by the Factor prior to shipment of goods, up to a maximum for each individual account. The assigned trade accounts receivable are recorded on the Company's books at full value and represent amounts due to the Company from the Factor. There are no advances from the Factor against the assigned receivables. All factoring fees are recorded on the Company's books as incurred as a part of selling, general and administrative expense.

For fiscal year 2003, the Company had three customers, Levi Strauss, V.F. Corporation, and Haggar Apparel that each exceeded 10% of consolidated net sales. The Company's sales to these customers totaled $71 million in fiscal 2003. For fiscal year 2002, only two of these customers, Levi Strauss and V.F. Corporation, each exceeded 10% of consolidated net sales. The Company's sales to these customers totaled $63 million in fiscal 2002. For fiscal year 2001, the Company again had three customers, Levi Strauss, Haggar Corp., and V.F. Corporation, which each exceeded 10% of consolidated net sales. The Company's aggregate sales to these customers were $90 million for fiscal 2001. In addition, during fiscal years 2003, 2002, and 2001, sales of military fabrics to apparel customers accounted for approximately 33%, 31%, and 22%, respectively, of the Company's total sales. The loss of any of these accounts could have a material adverse effect on the results of the Company.

The Company's accounts receivable are due from many companies that produce apparel products located throughout the United States. Credit risk for the receivables generally remains with the Factor under the terms of the factoring agreement.

NOTE C--LONG-TERM DEBT AND LEASES

On August 25, 1997, the Company issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At June 28, 2003, the outstanding balance of the notes was $31,941,000, a decrease of $15,878,000 from the balance of $47,819,000 at June 29, 2002.

At June 28, 2003, the carrying value of the Senior Notes was $31,941,000 and the fair value, based on quoted market prices was $25,233,000. The fair value of the revolving credit facility approximates its carrying value as of June 28, 2003 due to the variable interest rate provision of the facility.

On March 20, 2003, the Company's $50 million credit facility with GMAC was amended. The facility remains a $50 million committed revolving credit facility. Among other things, the amendment removed a minimum availability requirement of $12.5 million, added financial covenants for a maximum leverage ratio and a minimum fixed charge coverage ratio and extended the term of the facility until March of 2007. The amended credit facility also includes GMAC's consent to the sale of the Company's Catawba Plant, the closing of which was announced March 5, 2003, and allows the Company to exclude from the calculation of EBITDA (for purposes of financial covenant ratios) the restructuring charge associated with the closing of the Catawba Plant. Borrowings under this credit facility are based on eligible accounts receivable and inventory of the Company. The facility is secured by the accounts receivable, inventory and capital stock of the Company. The interest rate on the credit facility was 2.932% at June 28, 2003 and is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $24.9 million and $11.4 million as of June 28, 2003 and June 29, 2002, respectively. As of June 28, 2003, the revolver availability was approximately $24 million and the Company was in compliance with all covenants. There is a substantial likelihood that Delta Mills will not be in compliance with the financial covenants of the credit agreement at the end of the first quarter of fiscal 2004. As a precaution, the Delta Mills has already obtained a waiver of compliance with these covenants from GMAC for the first quarter of fiscal 2004. Management believes the availability under Delta Mills' credit facility is adequate for the foreseeable future.

The Company's credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to Delta Mills, Inc. stock is permitted if there is no event of default and there is at least $1 of availability under the facility. At June 28, 2003, under the most restrictive of these covenants, no dividends were available for distribution by Delta Mills to Delta Woodside Industries, Inc. The indenture pertaining to the Company's 9.625% Senior Notes contains restrictive covenants that restrict additional indebtedness, dividends, and investments by the Company and its subsidiaries. The payment of dividends with respect to Delta Mills, Inc. stock is permitted if there is no event of default under the indenture and after payment of the dividend, the Company could incur at least $1 of additional indebtedness under a fixed coverage ratio. Dividends are also capped based on cumulative net income and proceeds from the issuance of securities and liquidation of certain investments. Delta Mills may loan funds to Delta Woodside Industries, Inc. if there is no event of default and a fixed charge coverage ratio test is satisfied. Certain prior year amounts have been reclassified to conform to the fiscal 2003 presentation that reflects the Company's adoption of SFAS 145 pertaining to the treatment of gain on retirement of debt. During the year ended June 28, 2003 and the year ended June 29, 2002, Delta Mills did not pay any dividends to Delta Woodside Industries, Inc. Industries, Inc. During the year ended June 30, 2001, Delta Mills paid $2.9 million of dividends to Delta Woodside Industries, Inc.

Total interest expense incurred by the Company was $5,275,000, $9,090,000 and $11,064,000 for fiscal years 2003, 2002, and 2001, respectively, net of $386,000 of capitalized interest in fiscal 2003. Total interest paid during fiscal years 2003, 2002, and 2001 was $5,778,000, $10,252,000 and $12,099,000, respectively.

Rent expense relating to operating leases was approximately $435,000, $1,733,000 and $ 3,165,000 for fiscal years 2003, 2002 and 2001 respectively.

Aggregate principal maturities of all long-term debt and minimum payments under non-cancelable operating leases are as follows:

                                  Long-term         Operating
                 Fiscal Year          Debt             Leases

                          2004                            433,000
                          2005                            203,000
                          2006                              8,000
                          2007                              4,000
                          2008       $31,941,000            2,000
                              ------------------------------------
                                     $31,941,000         $650,000
                              ====================================

NOTE D--EMPLOYEE BENEFIT PLANS

The Company participates in the Delta Woodside Industries, Inc. 40l(k) Plan. During fiscal 2003, 2002 and 2001, the Company contributed $617,000, $574,000, and $411,000, respectively, to the 401(k) plan to match employee contributions.

The Company participates in a Deferred Compensation Plan, managed by DWI, which permits certain management employees to defer a portion of their compensation. Deferred compensation accounts are credited with interest and are distributed after retirement, disability or employment termination. As of June 28, 2003 and June 29, 2002, the Company's liability was $7,573,000 and $7,271,000 respectively.

The Company also participates in the Delta Woodside Industries, Inc. Incentive Stock Award Plan and Stock Option Plan. Including associated tax assistance, under the Incentive Stock Award Plan the Company recognized expense of $280,000, $198,000, and $0 for fiscal years 2003, 2002 and 2001, respectively. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." SFAS 123 requires pro forma disclosures for option grants when accounting for stock-based compensation plans in accordance with APB 25. The pro forma effects are determined as if compensation costs were recognized using a fair value based accounting method. The fair value of each option granted, as disclosed in Note A, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                 2003      2002       2001
                                                 ----      ----       ----
Risk free interest rate                           N/A       N/A       5.0%
Expected lives for options                        N/A       N/A   10 Years
Expected volatility                               N/A       N/A        62%
Dividend yield                                    N/A       N/A        N/A
Fair value per option at grant date               N/A       N/A      $4.00


NOTE E--AFFILIATED PARTY TRANSACTIONS

The Company is the only operating division of DWI. Actual corporate service costs for management, treasury, auditing, and shareholder relations are charged to the Company as incurred. Receivable or payable to affiliates bears no interest and includes amounts payable to or receivable from DWI for current activity as described.


NOTE F--INCOME TAXES

The Company reports federal income taxes in the consolidated return of its parent Delta Woodside Industries, Inc. (DWI) and had taxable income of approximately $6.6 million which will be reported in the fiscal 2003 consolidated Federal income tax return with its parent, DWI. The consolidated tax group had regular taxable income of approximately $5.8 million and alternative minimum taxable income (AMT) of approximately $3.4 million. The Federal income tax obligation or refund that is allocated to the Company is determined as if the Company was filing a separate Federal income tax return. The Company's Federal tax liability or receivable is paid to or is a receivable from the parent company.

Deferred income taxes reflect the net tax effects of temporary differences between the financial statement amounts and amounts reported for income tax purposes. The company anticipates that the reversal of existing taxable temporary differences will provide sufficient taxable income to realize the remaining deferred tax assets. Accordingly, no valuation allowance has been provided for 2003 or 2002.

Significant components of the Company's deferred tax assets and liabilities are as follows:

---------------------------------------------------------------------------------------
                                                           2003               2002
Assets:
Deferred compensation                                   $  3,026,000       $  2,799,000
Accrued and sundry liabilities                             1,389,000          1,696,000
Net operating loss carryforwards                             284,000            749,000
Inventories                                                   62,000
Other                                                         68,000             14,000
                                                        ------------       ------------
Gross deferred tax assets                                  4,829,000          5,258,000
Valuation allowance                                     ------------       ------------
Deferred tax assets                                        4,829,000          5,258,000

Liabilities:
Depreciation                                              11,733,000         12,888,000
 Inventories                                                                    363,000
                                                       -------------      -------------
Deferred tax liabilities                                  11,733,000         13,251,000
                                                       -------------      -------------
      Net deferred tax liabilities                       $(6,904,000)      $ (7,993,000)
                                                       ==============     =============

Significant components of the provision for income tax expense (benefit) are as follows:

                                                             2003               2002                2001
                                               ----------------------------------------------------------
Current:
     Federal income taxes                              $2,230,000
     State income taxes                                   400,000            $15,000            $105,000
                                               ----------------------------------------------------------
           Total current                                2,630,000             15,000             105,000
Deferred:
      Federal income taxes                               (804,000)        (1,009,000)         (2,056,000)
      State income taxes                                 (285,000)          (204,000)           (241,000)
                                               ----------------------------------------------------------
           Total deferred                              (1,089,000)        (1,213,000)         (2,297,000)

                                               ----------------------------------------------------------
Total income tax expense (benefit)                     $1,541,000        $(1,198,000)        $(2,192,000)
                                               ==========================================================

The reconciliation of income tax expense (benefit) computed at the Federal statutory tax rates is as follows:

                                                             2003                 2002                   2001
                                                      ------------------   ------------------      -------------

Income tax expense (benefit) at statutory rates       $     1,446,000      $    (1,141,000)       $  (2,134,000)
State tax expense (benefit), net of federal benefit            75,000             (123,000)             (88,000)
Other                                                          20,000               66,000               30,000
                                                      ---------------      ----------------       --------------
                                                      $     1,541,000      $    (1,198,000)       $  (2,192,000)
                                                      ===============      ================       ==============


The Company made tax payments of $0, $0 and $1,000 during fiscal years 2003, 2002 and 2001, respectively.

NOTE G--SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

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

Summarized financial information for the Guarantor is as follows (in thousands):

                                     JUNE 28, 2003          JUNE 29, 2002
                                     -------------          -------------

Current assets                            $ 88                  $  33
Noncurrent assets                           38                     61
Current Liabilities                      1,912                  1,902
Noncurrent liabilities                   1,047                    978
Stockholders' deficit                   (2,833)                (2,786)

Summarized   results  of  operations  for  the  Guarantor  are  as  follows  (in thousands):


                                                                    Year Ended
                                             --------------------------------------------------
                                             June 28, 2003      June 29, 2002     June 30, 2001
                                             -------------      -------------     -------------


Net sales -intercompany commissions              $3,986             $3,930            $3,602
Cost and expenses                                 4,033              4,250             4,155
Net loss                                           (47)               (320)             (553)



NOTE H--COMMITMENTS AND CONTINGENCIES

The Company has entered into agreements, and has fixed prices, to purchase cotton for use in its manufacturing operations. At June 28, 2003, minimum payments under these contracts with non-cancelable contract terms were approximately $8.1 million.

Two of the Company's South Carolina plants, the Delta 2 and Delta 3 Finishing Plants, have experienced high nitrate levels at the spray field for these plants. The Company is working with the South Carolina Department of Health and Environmental Control ("DHEC") to address this issue. In addressing this issue in the method and within the time frame required by DHEC, a report was submitted in June 2001 to DHEC detailing four options for dealing with this groundwater situation. At the date of this filing, DHEC has still not responded to the Company's proposal. Although there is no assurance that the Company will be successful, and it could face administrative penalties if it is not, the Company does not currently believe that this matter would have a material adverse impact on the Company's financial position or results of operations.

On June 30, 2000, the Company sold its Greensboro, North Carolina plant to the City of Greensboro. The Company had been working with environmental consultants in assessing groundwater contamination at this site. Because of these studies, one-half of the proceeds from the sale of the plant, consisting of approximately $400,000, were placed in an interest bearing escrow account to cover expenses related to this contamination. As of the date of this filing, approximately $308,000 remains in this escrow account. The Company believes that this balance is adequate to cover any remaining expenses related to this matter. The Company recorded the sale net of estimated costs to remediate the property.

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

From time to time the Company is a defendant  in other legal  actions  involving claims arising in the normal course of business, including product liability claims. The Company believes that, as a result of legal defenses, insurance arrangements and indemnification provisions with parties believed to be financially capable, none of these actions should have a material effect on its results of operations or financial condition.



NOTE I--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended June 28, 2003 and June 29, 2002:

2003 Quarter Ended
(In thousands)                             September 28        December 28      March 30          June 28
                                           ------------        -----------      --------          -------

Net sales                                   $46,179             $35,853          $46,489           $48,672

Gross profit                                  5,545               3,695            2,840             4,870

Net income (loss)                             1,432                 293          (1,100)             1,966


2002 Quarter Ended
(In thousands)                             September 29        December 29      March 30          June 29
                                           ------------        -----------      --------          -------

Net sales                                   $36,977             $44,140          $41,190           $52,366

Gross profit                                  1,074               1,708            1,062             5,558

Net income (loss)                           (8,153)             (2,402)          (2,447)            10,940


NOTE J--GAIN ON EXTINGUISHMENT OF DEBT

During fiscal 2003, the Company purchased $15,878,000 face amount of its 9.625% Senior Notes for $12,060,000 including expenses of approximately $172,000. The Company recognized a gain of $3,643,000 after the write-off of deferred loan costs of $175,000. During fiscal 2002, the Company purchased $35,996,000 face amount of its 9.625% Senior Notes for $19,383,000 including expenses of approximately $500,000. The Company recognized a gain of $16,072,000 after the write-off of deferred loan costs of $541,000. During fiscal 2001, the Company purchased $31,263,000 face amount of its 9.625% Senior Notes for $28,021,000. The Company recognized a gain of $2,458,000 after the write-off of deferred loan costs of $784,000.


NOTE L-- RESTRUCTURING AND IMPAIRMENT CHARGES

During the year ended June 28, 2003, the Company recorded a restructuring charge of $0.4 million on a pre-tax basis associated with the closing of its Catawba facility as announced on March 5, 2003. The charge reflected employee termination costs of approximately $354,000. Production at the Catawba facility ceased in April of 2003 and the Company is in the process of liquidating the assets associated with this facility.

During the year ended June 29, 2002, the Company recorded an impairment and restructuring charge of $8.7 million, on a pretax basis, associated with the closing of the Furman Plant as announced on August 22, 2001. The Company recorded an $8.2 million non-cash asset write-down to reflect the property and equipment at the Furman Plant at its estimated fair value, less selling costs. The carrying amount of these assets was reduced to approximately $3,923,000. The balance of the charge was approximately $0.5 million of accrued expenses for involuntary termination costs associated with the 122 employees terminated as a result of the plant closing. Production at the Furman facility ceased in October of 2001 and the Company is in the process of liquidating the assets associated with this facility.

During fiscal 2003 and fiscal 2002, the Company paid $196,000 and $345,000, respectively, in restructuring costs and has a remaining liability of $342,000 and $140,000 as of June 28, 2003 and June 29, 2002, respectively.

As of June 28, 2003 and June 29, 2002 the Company had $3.9 million and $3.1 million, respectively, in assets held for sale related to the closing of the Catawba facility and the Furman plant.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of June 28, 2003, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.




                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted pursuant to instructions I (2)(c) to Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

Omitted pursuant to instructions I (2)(c) to Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted pursuant to instructions I (2)(c) to Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Omitted pursuant to instructions I (2)(c) to Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES & SERVICES

The table below and the accompanying footnotes set forth the fees paid by the Company to its independent auditors KPMG, LLP for the periods and in the categories indicated.

AUDIT FEES AND SERVICES                       FISCAL 2003                    FISCAL 2002

Audit Fees                                             $115,000                        $99,500
Audit Related Fees                                       12,500  (1)                    14,000    (1)
Tax Fees                                                 92,045  (2)                    74,000    (2)
All Other Fees                                                0                              0
                                         -----------------------        -----------------------
TOTAL FEES FOR ALL SERVICES                            $219,545                       $187,500
                                         =======================        =======================


1) Audit related fees for both fiscal 2003 and 2002 consisted of fees for employee benefit plan audits and responses to inquiries that arise in the normal course of business related to accounting and auditing pronouncements and SEC rules and regulations.
2) Tax fees for both fiscal 2003 and 2002 consisted of fees for preparation of returns and estimates, responding to miscellaneous state notices, research of tax matters, and preparation of prior year amended returns.

The item "Audit Committee Pre-Approval Policies and Procedures" is effective for filings for fiscal years ending after December 15, 2003, and has therefore not been included in this filing. The Company's Audit Committee has not yet adopted the pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. However, since May 6, 2003, the Company's Audit Committee has approved all services of KPMG, LLP prior to the rendering of these services.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

     (a) (1) and (2)   Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Delta Mills, Inc. as of the Year ended June 28, 2003 are included in Item 8.

         Consolidated balance sheets--June 28, 2003 and June 29, 2002.

         Consolidated statements of operations--Years ended June 28, 2003, June 29, 2002, and June 30,2001.

         Consolidated statements of shareholder's equity-- Years ended June 28, 2003, June 29, 2002, and June 30,2001.

         Consolidated statements of cash flows-- Years ended June 28, 2003, June 29, 2002, and June 30,2001.

         Notes to consolidated financial statements.

The following consolidated financial statement schedules of Delta Mills, Inc. are included in Item 15a (2):

         Schedule II -- Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted. Columns omitted from schedules filed have been omitted because the information is not applicable.



                  (3) Listing of Exhibits:


3.1 Restated and Amended Certificate of Incorporation of Delta Mills, Inc.: Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of the Company and Delta Mills Marketing, Inc., File No. 333-37617 (the "S-4").
3.2               Bylaws of Delta Mills, Inc.:  Incorporated  by  reference   to
                  Exhibit 3.2 to the S-4.
4.1               See Exhibits 3.1 and 3.2.
4.2 Indenture, dated as of August 25, 1997, by and among the Company, Delta Mills Marketing, Inc. and The Bank of New York, as Trustee, with respect to the Company's Series A and Series B 9-5/8% Senior Notes due 2007, $150,000,000 in aggregate principal amount, together with forms of certain related instruments, agreements and documents: Incorporated by reference to Exhibit 4.2.6 to the Current Report on Form 8-K/A of Delta Woodside Industries, Inc.
                  with the date of September 25, 1997 (the "DWI 8-K/A").*
4.3.1 Revolving Credit and Security Agreement, dated as of March 31, 2000, between GMAC Commercial Credit LLC as agent and lender, and Delta Mills, Inc. as borrower: Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000
4.3.1.1 Letter, dated July 28, 2000, amending Revolving Credit and Security Agreement: Incorporated by reference to Exhibit
                  4.3.1.1 to Form 10-K of Delta Mills, Inc. for the fiscal year ended June 30, 2001 (the "DMI 2000 10-K").*
4.3.1.2 Consent and Amendment to Credit Agreement and Other Documents, dated as of October 5, 2001: Incorporated by reference to
                  Exhibit 4.3.1.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2001 and filed with the Securities and Exchange Commission on November 9, 2001.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K - CONTINUED

4.3.1.3 Consent and Amendment to Credit Agreement and Other Documents, dated as of March 31,2002: Incorporated by reference to
                  Exhibit 4.3.1.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002 and filed with the Securities and Exchange Commission on May 14, 2002.
4.3.1.4 Consent and Amendment to Credit Agreement and Other Documents, dated as of March 20,2003: Incorporated by reference to
                  Exhibit 4.3.1.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003 and filed with the Securities and Exchange Commission on May 13, 2003.
4.3.2 Guarantee, dated as of March 31, 2000, of Delta Mills Marketing, Inc. in favor of GMAC Commercial Credit LLC as agent: Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000.
4.3.3 General Security Agreement, dated as of March 31, 2000, between Delta Mills Marketing, Inc. and GMAC Commercial Credit LLC as agent: Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000.
4.3.4 Stock Pledge and Security Agreement, dated as of March 31, 2000, by Alchem Capital Corporation in favor of GMAC Commercial Credit LLC as agent: Incorporated by reference to
                  Exhibit 99.4 to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000.
4.3.5 Stock Pledge and Security Agreement, dated as of March 31, 2000, by Delta Mills, Inc. in favor of GMAC Commercial Credit LLC as agent: Incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000
4.3.6 Stock Pledge and Security Agreement, dated as of May 11, 2000, by Delta Woodside Industries, Inc. in favor of GMAC Commercial Credit LLC as agent: Incorporated by reference to Exhibit
                  4.3.6 to the DWI 2000 10-K.*
4.4               The Company  hereby agrees to furnish to the  Commission  upon request of the Commission a copy of any instrument with respect to long-term debt not being registered in a principal amount less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis.
10.1** Delta Woodside Deferred Compensation Plan for Key Managers, Amended and Restated Effective June 30, 2000: Incorporated by reference to Exhibit 10.2 to the Delta Woodside Industries, Inc. Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000. *
10.3.1** Delta Woodside Industries, Inc. Stock Option Plan effective as of July 1, 1990: Incorporated by reference to Exhibit 10.11 to the Form 10-K of Delta Woodside Industries, Inc. for the fiscal year ended June 30, 1990.*
10.3.2** Amendment No. 1 to Stock Option Plan: Incorporated by reference to Exhibit 10.1 to the Form 10-Q of Delta Woodside Industries, Inc. for the quarterly period ended December 29, 1990 (the "DWI 12/90 10-Q").*
10.3.3** Amendment to Stock Option Plan: Incorporated by reference to Exhibit 10.9.2 to the Form 10-K of Delta Woodside Industries, Inc. for the fiscal year ended June 29, 1991 (the "DWI 1991 10-K").*
10.3.4** 1995 Amendment to Stock Option Plan effective as of November 9, 1995: Incorporated by reference to Exhibit 10.4.4 to the Form 10-Q of Delta Woodside Industries, Inc. for the quarterly period ended December 30, 1995 (the "Delta Woodside Industries, Inc. 12/95 10-Q".)*
10.3.5** 1997 Amendment to Stock Option Plan effective as of November 6, 1997: Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Delta Woodside Industries, Inc. (File No. 333-45767).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - CONTINUED

10.3.6**          Amendment  to  Stock  Option  Plan  adopted  April  25,  2000:
                  Incorporated  by  reference  to Exhibit 10.4.6 to Form 10-Q of
                  Delta Woodside Industries, Inc.  for  the fiscal quarter ended
                  April 1, 2000.*
10.3.7**          Amendments to Stock Option Plan:  Incorporated by reference to
                  Exhibit 10.4.7 to the DWI 2000 10-K.*
10.4**            Form of Amendment of Certain  Rights and Benefits  Relating to
                  Stock  Options and  Deferred  Compensation  by and between the
                  Company   and   certain    pre-spin-off   plan   participants:
                  Incorporated  by  reference  to  Exhibit  10.7 to the DWI 2000
                  10-K.*
10.4.1            List of  directors  and officers of the Company who signed the document described in Exhibit 10.7:  Incorporated by reference to Exhibit 10.7.1 to DWI 2000 10-K.*
10.4.2**          Form of Amendment  of  Stock  Options  by  and  between  Delta
                  Woodside  Industries,  Inc.  and  certain  pre-spin-off   plan
                  participants. Incorporated by reference to Exhibit  10.7.2  to
                  DWI 2000 10-K.*
10.5.1**          Directors Stock Acquisition Plan: Incorporated by reference to
                  Exhibit 10.14 to the DWI 1991 10-K.*
10.5.2**          Amendment to Directors Stock Acquisition Plan, dated April 30,
                  1992:  Incorporated by reference to Exhibit 10.12.2 to the DWI
                  1992 10-K.*
10.6**            2000 Stock Option  Plan  of  Delta  Woodside Industries, Inc.:
                  Incorporated by reference to Exhibit 10.10  to  the  DWI  2000
                  10-K.*
10.6.1            Amendment  of  2000  stock  option  plan  of  Delta   Woodside
                  Industries, Inc: Incorporated by reference to Item 6(a) of the
                  Delta Woodside  Industries,  Inc.  report on Form 10-Q for the quarter ended September 30, 2000 and filed with the Securities and Exchange Commission on November 14, 2000.
10.7**            2000 Incentive Stock Award Plan of Delta  Woodside Industries,
                  Inc.:  Incorporated by reference to Exhibit 10.11  to  the DWI
                  2000 10-K.*
10.8              Tax Sharing  Agreement, dated as of June 30, 2000 by and among
                  Delta  Woodside  Industries,  Inc.  Duck Head Apparel Company,
                  Inc. and Delta  Apparel,  Inc.:  Incorporated  by reference to
                  Exhibit 2.2 to the Report on Form 8-K of the Company  with the date of June 30, 2000.
10.8.1            Amendment to tax sharing agreement dated as of August 6, 2001:
                  Incorporated  by  reference  to   Exhibit   10.17.2   to   the
                  Company's  Report on Form 10-K for the fiscal  year ended June
                  30, 2001 and filed with the Securities and Exchange Commission on September 24, 2001, the "2001 10-K."
10.9**            Letter dated June 28, 2000 to William F. Garrett: Incorporated by reference to Exhibit 10.l4 to the DWI 2000 10-K.*
10.10             See Exhibits 4.2, 4.3.1, 4.3.2, 4.3.3, 4.3.4, 4.3.5 and 4.3.6.
23                Report on Schedule by Independent Auditors.
31.1              Certification of CEO Pursuant  to Section 302 of the Sarbanes-
                  Oxley Act of 2002.
31.2              Certification of CFO Pursuant  to Section 302 of the Sarbanes-
                  Oxley Act of 2002.
32.1              Certification of CEO Pursuant  to Section 906 of the Sarbanes-
                  Oxley Act of 2002.
32.2              Certification of CFO Pursuant  to Section 906 of the Sarbanes-
                  Oxley Act of 2002.


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

                  (b)      Reports on Form 8-K

                  On April 4, 2003, the Company filed a Current Report on Form 8-K dated April 3, 2003 reporting information under Item 5 and
                  Item 7.

         (c)      Exhibits
                  The response to this portion of Item 15 is incorporated by reference from Item 15(a)(3) above.

         (d)      Financial Statement Schedules
                  Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         DELTA MILLS, INC.
                                         (Registrant)


     September 25, 2003                  By:  /s/ William F. Garrett
-------------------------------          -----------------------------------
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


/s/ E. Erwin Maddrey, II              9/25/2003        /s/ William F. Garrett                                   9/25/2003
------------------------------------- ------------     -------------------------------------------------------- ------------
E. Erwin  Maddrey,  II                Date             William F. Garrett                                       Date
Director                                               President,  Chief Executive Officer and Director

/s/ Buck A. Mickel                    9/25/2003        /s/ William H. Hardman, Jr.                              9/25/2003
------------------------------------- ------------     -------------------------------------------------------- ------------
Buck A. Mickel                        Date             William H. Hardman, Jr.                                  Date
Director                                               Vice President, Treasurer, and Chief Financial Officer

                                                       /s/ Donald C. Walker                                     9/25/2003
                                                       -------------------------------------------------------- ------------
                                                       Donald C. Walker                                         Date
                                                       Vice President, Assistant Secretary, and Controller





                                  EXHIBIT INDEX


23                Report on Schedule by Independent Auditors.

31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                                    SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                                                         DELTA MILLS, INC.

-----------------------------------------------------------------------------------------------------------------------------------
                 COL. A              COL. B              COL. C                                   COL. D                COL. E
-----------------------------------------------------------------------------------------------------------------------------------
                                                       ADDITIONS
                                                  ----------------------------------------
                                   Balance at                                                       (2)
               DESCRIPTION         Beginning              (1)                (2)                Deductions          Balance at End
                                   of Period        Charged to Costs  Charged to Other           Describe              of Period
                                                      and Expenses    Accounts-Describe
-----------------------------------------------------------------------------------------------------------------------------------
Deducted from asset accounts
  Allowance for Returns:

Year ended June 28 2003                  $ 32,000                              $1,751,000 (1)    ($1,603,000) (2)         $180,000
                                 =================                    ====================    =================    ================

Year ended June 29, 2002                 $ 51,000                              $1,795,000 (1)    ($1,814,000) (2)          $32,000
                                 =================                    ====================    =================    ================

Year ended June 30, 2001                 $173,000                              $2,998,000 (1)    ($3,222,000) (2)          $51,000
                                 =================                    ====================    =================    ================






NOTES:
1) The change in the reserve for returns and allowances is charged to income as a reduction of net sales. 2) Deductions represent customer returns and allowances during the period.