Form 10-K/A
period 2003-06-28
DELTA MILLS INC
filed 2003-10-03
CIK 1046860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                Amendment No. 1


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




This Amendment No. 1 is being filed in order to include Exhibit 23 which was inadvertently omitted from the initial filing.

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


     October 2, 2003                     By:  /s/ William F. Garrett
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


/s/ E. Erwin Maddrey, II              10/1/2003        /s/ William F. Garrett                                   10/2/2003
------------------------------------- ------------     -------------------------------------------------------- ------------
E. Erwin  Maddrey,  II                Date             William F. Garrett                                       Date
Director                                               President,  Chief Executive Officer and Director

/s/ Buck A. Mickel                    10/2/2003        /s/ William H. Hardman, Jr.                              10/2/2003
------------------------------------- ------------     -------------------------------------------------------- ------------
Buck A. Mickel                        Date             William H. Hardman, Jr.                                  Date
Director                                               Vice President, Treasurer, and Chief Financial Officer

                                                       /s/ Donald C. Walker                                     10/2/2003
                                                       -------------------------------------------------------- ------------
                                                       Donald C. Walker                                         Date
                                                       Vice President, Assistant Secretary, and Controller





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