Form 10-Q
period 2003-09-30
DELTA MILLS INC
filed 2003-11-12
CIK 1046860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003
OR
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File number  333-376-17

                                DELTA MILLS, INC.
                  ------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          13-2677657
   -------------------------                            --------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)


  P.O. Box 6126 100 Augusta Street
  Greenville, South Carolina                                    29606
  ------------------------------------------------           -------------
 (Address of principal executive offices)                      (Zip Code)

                                  864 255-4122
                                ----------------
              (Registrant's telephone number, including area code)

                                (Not Applicable)
                            ----------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value - 100 shares as of November 10, 2003.


DELTA MILLS, INC.
                                      INDEX

PART I. FINANCIAL INFORMATION
                                                                                                          Page
Item 1.  Financial Statements (Unaudited)

Condensed consolidated balance sheets--September 27, 2003 and June 28, 2003                                 3

Condensed consolidated statements of operations--
                  Three months ended September 27, 2003 and September 28, 2002                              4

Condensed consolidated statements of cash flows--
                  Three months ended September 27, 2003 and September 28, 2002                              5

Notes to condensed consolidated financial statements                                                        6-9


Item 2.    Management's Discussion and Analysis of  Financial Condition and Results of Operations           10-13

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                       14

Item 4.    Controls and Procedures                                                                          14

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                15

Item 2.     Changes in Securities and Use of Proceeds                                                       15

Item 3.     Defaults upon Senior Securities                                                                 15

Item 4.     Submission of Matters to a Vote of Security Holders                                             15

Item 5.     Other Information                                                                               15

Item 6.     Exhibits and Reports on Form 8-K                                                                15


SIGNATURES                                                                                                  16

CERTIFICATIONS                                                                                              17-24



ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
Delta Mills, Inc. (In Thousands, except share amounts)           September 27, 2003           June 28, 2003
                                                               -----------------------     ---------------------

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                 $     593                 $     520
  Accounts receivable:
     Factor and other                                                          37,736                    44,628
     Less allowances for returns                                                    3                       180
                                                               -----------------------     ---------------------
                                                                               37,733                    44,448
  Inventories
     Finished goods                                                             6,867                     7,711
     Work in process                                                           23,206                    25,765
     Raw materials and supplies                                                11,795                    10,659
                                                               -----------------------     ---------------------
                                                                               41,868                    44,135

  Deferred income taxes                                                         1,067                     1,517
  Other assets                                                                    267                       520
                                                               -----------------------     ---------------------
                                TOTAL CURRENT ASSETS                           81,528                    91,140

ASSETS HELD FOR SALE                                                            3,948                     3,948

PROPERTY, PLANT AND EQUIPMENT, at cost                                        158,651                   157,400
     Less accumulated depreciation                                             92,769                    90,619
                                                               -----------------------     ---------------------
                                                                               65,882                    66,781

DEFERRED LOAN COSTS AND OTHER ASSETS                                              432                       459

                                                               -----------------------     ---------------------
                                                                            $ 151,790                 $ 162,328
                                                               =======================     =====================

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                                    $   9,746                 $  14,217
  Revolver                                                                     23,023                    24,856
  Payable to Affiliates                                                         3,686                     3,517
  Accrued employee compensation                                                 1,242                     1,414
  Accrued and sundry liabilities                                               19,821                    20,479
                                                               -----------------------     ---------------------
                    TOTAL CURRENT LIABILITIES                                  57,518                    64,483
LONG-TERM DEBT                                                                 31,941                    31,941
NON-CURRENT DEFERRED INCOME TAXES                                               6,628                     8,421
DEFERRED COMPENSATION                                                           7,770                     7,573
SHAREHOLDER'S EQUITY
  Common Stock -- par value $.01 a share -- authorized
  3,000 shares, issued and outstanding 100 shares
  Additional paid-in capital                                                   51,792                    51,792
  Accumulated deficit                                                          (3,859)                   (1,882)
                                                               -----------------------     ---------------------
                                                                               47,933                    49,910
COMMITMENTS AND CONTINGENCIES
                                                               -----------------------     ---------------------
                                                                            $ 151,790                 $ 162,328
                                                               =======================     =====================

See notes to consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Delta Mills Inc.
(In Thousands)


                                                   3 Mths Ended      3 Mths Ended
                                                  September 27,     September 28,
                                                       2003              2002
                                                 ----------------- -----------------

Net sales                                                $ 42,581          $ 46,179

Cost of goods sold                                         41,962            40,634
                                                 ----------------- -----------------
Gross profit                                                  619             5,545
Selling, general and administrative expenses                2,828             2,895
Other income                                                  290               465
                                                 ----------------- -----------------
  OPERATING PROFIT (LOSS)                                  (1,919)            3,115
Other (expense) income:
  Interest expense                                         (1,207)           (1,531)
  Gain on extinguishment of debt                                                738
                                                 ----------------- -----------------
                                                           (1,207)             (793)
                                                 ----------------- -----------------

 INCOME (LOSS) BEFORE
                          INCOME TAXES                     (3,126)            2,322
Income tax expense (benefit)                               (1,149)              890
                                                 ----------------- -----------------

NET INCOME (LOSS)                                        $ (1,977)          $ 1,432
                                                 ================= =================







See notes to consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Delta Mills Inc.
(In Thousands)
                                                                      3 Months Ended           3 Months Ended
                                                                       September 27,           September 28,
                                                                           2003                     2002
                                                                    --------------------     -------------------
OPERATING ACTIVITIES
  Net income (loss)                                                            $ (1,977)                $ 1,432
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation                                                                 2,198                   2,289
     Amortization                                                                    28                      34
     Discount to face value on repurchase of bonds                                                         (738)
     Change in deferred income taxes                                             (1,342)                   (166)
     Gain on disposition of property and equipment                                 (253)                   (433)
     Deferred compensation                                                          197                    (272)
     Changes in operating assets and liabilities                                  4,102                   3,355
                                                                    --------------------     -------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                         2,953                   5,501
                                                                    --------------------     -------------------

INVESTING ACTIVITIES
  Property, plant and equipment:
     Purchases                                                                   (1,355)                 (1,306)
     Proceeds of dispositions                                                       308                     743
                                                                    --------------------     -------------------

NET CASH USED IN INVESTING ACTIVITIES                                            (1,047)                   (563)
                                                                    --------------------     -------------------

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit                                        47,435                  48,900
  Repayments on revolving lines of credit                                       (49,268)                (52,511)
  Repurchase and retirement of long term debt                                                              (815)
                                                                    --------------------     -------------------

NET CASH USED IN FINANCING ACTIVITIES                                            (1,833)                 (4,426)
                                                                    --------------------     -------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            73                     512

Cash and cash equivalents at beginning of period                                    520                      52
                                                                    --------------------     -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $    593                $    564
                                                                    ====================     ===================

See notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Delta Mills, Inc. and subsidiaries ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 27, 2003 are not necessarily indicative of the results that may be expected for the year ending July 3, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 28, 2003.


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

Summarized financial information for the Guarantor is as follows (in thousands):


                              September 27, 2003             June 28, 2003
                              ------------------             -------------
Current assets                     $   135                     $     88
Non-current assets                      32                           38
Current liabilities                  1,845                        1,912
Non-current liabilities              1,169                        1,047
Stockholders' deficit              $(2,847)                    $ (2,833)

Summarized   results  of  operations  for  the  Guarantor  are  as  follows  (in thousands):

                                                         Three Months Ended
                                              ------------------------------------------
                                              September 27, 2003      September 28, 2002
                                              ------------------      ------------------

Net sales - Intercompany commissions                $  949                   $ 1,040
Cost and expenses                                      963                       895
Net income (loss)                                      (14)                      145

NOTE C-LONG-TERM DEBT, CREDIT ARRANGEMENTS, AND NOTES PAYABLE

On August 25, 1997, the Company issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At September 27, 2003, the outstanding balance of the notes was $31,941,000, unchanged from the balance at June 28, 2003.

On March 20, 2003, the Company's' $50 million credit facility with GMAC was amended. The facility remained a $50 million committed revolving credit facility. Among other things, the amendment removed the minimum availability requirement of $12.5 million, added financial covenants for a maximum leverage ratio and a minimum fixed charge coverage ratio and extended the term of the facility until March 2007. The amended credit facility also includes GMAC's consent to the sale of the Company's' Catawba Plant, the operational closing of which was announced on March 5, 2003, and allows the Company to exclude from the calculation of EBITDA (for purposes of financial covenant ratios) the restructuring charge associated with the closing of the Catawba Plant. Borrowings under this credit facility are based on eligible accounts receivable and inventories of the Company. The facility is secured by the accounts receivable, inventories and capital stock of the Company. The interest rate on the credit facility was 2.870% at September 27, 2003 and is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $23.0 million and $24.9 million as of September 27, 2003 and June 28, 2003, respectively. As of September 27, 2003, the revolver availability was approximately $20 million. As a result of the operating loss in the current year first quarter, the Company was not in compliance with the financial covenants in the credit agreement at the end of the first quarter of fiscal 2004. As reported on Form 8-K furnished on September 26, 2003, the Company obtained a waiver of compliance with these covenants from GMAC for the first quarter of fiscal 2004. Management is currently in discussions with GMAC with respect to amending these covenants or extending the waiver. Management believes the availability under the Company' credit facility is adequate for the foreseeable future.

The Company's credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to the Company's stock is permitted if there is no event of default and there is at least $1 of availability under the facility. At September 27, 2003, the Company was prohibited by these covenants from paying dividends to Delta Woodside. The indenture pertaining to the Company's 9.625% Senior Notes contains restrictive covenants that restrict additional indebtedness, dividends, and investments by the Company and its subsidiaries. The payment of dividends with respect to the Company's stock is permitted if there is no event of default under the indenture and after payment of the dividend, the Company could incur at least $1 of additional indebtedness under a fixed coverage ratio. Dividends are also capped based on cumulative net income and proceeds from the issuance of securities and liquidation of certain investments. The Company may loan funds to the Delta Woodside if there is no event of default and a fixed charge coverage ratio test is satisfied. At September 27, 2003, the Company was prohibited by these covenants from paying dividends and making loans to Delta Woodside. During the three months ended September 27, 2003 and the year ended June 28, 2003, the Company did not pay any dividends to Delta Woodside Industries, Inc.

The Company assigns a substantial portion of its trade accounts receivable to GMAC Commercial Finance LLC (the "Factor") under a factor agreement. The assignment of these receivables is primarily without recourse, provided that customer orders are approved by the Factor prior to shipment of goods, up to a maximum for each individual account. The assigned trade accounts receivable are recorded on the Company's books at full value and represent amounts due the Company from the Factor. There are no advances from the Factor against the assigned receivables. All factoring fees are recorded on the Company's books as incurred as a part of selling, general and administrative expense.


NOTE D - RESTRUCTURING AND IMPAIRMENT CHARGES

During the year ended June 28, 2003, the Company recorded a restructuring charge of $398,000 on a pre-tax basis associated with the operational closing of its Catawba facility as announced on March 5, 2003. The charge reflected employee termination costs of approximately $354,000. Production at the Catawba facility ceased in April 2003 and the Company is in the process of liquidating the assets associated with this facility.

During the year ended June 29, 2002, the Company took an impairment and restructuring charge of $8.7 million, on a pretax basis, associated with the closing of the Furman Plant as announced on August 22, 2001. The Company recorded an $8.2 million non-cash asset write-down to reflect the property and equipment at the Furman Plant at its estimated fair value, less selling costs. The carrying amount of these assets was reduced to approximately $3,923,000. The balance of the charge was approximately $0.5 million of accrued expenses for involuntary termination costs associated with the 122 employees terminated as a result of the plant closing. Production at the Furman facility ceased in October 2001, and the Company is in the process of liquidating the assets associated with this facility.

During the first quarter of fiscal 2004 ending September 27, 2003 and the first quarter of fiscal 2003 ending September 28, 2002, the Company paid $80,000 and $17,000, respectively, in restructuring costs. The Company had a remaining liability of $262,000 and $342,000 as of September 27, 2003 and June 28, 2003, respectively.

As of September 27, 2003 and June 28, 2003, the Company had $3.9 million in assets held for sale related to the closing of the Furman and Catawba plants.


NOTE E - GAIN ON EXTINGUISHMENT OF DEBT

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, Statement No. 145, through the rescission of Statement No. 4, no longer requires extraordinary item treatment for gains and losses from the extinguishment of debt, unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria established in APB 30. The Statement was effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period items that do not meet the extraordinary item classification criteria in APB 30. Upon adoption, the Company reclassified all extraordinary gains recognized for the early extinguishment of debt as a component of income before income taxes for all financial statement periods presented. For the three months ended September 27, 2003, the Company did not recognize any gains from the repurchase of debt. For the three months ended September 28, 2002, Delta Mills, Inc. purchased $1,553,000 face amount of its 9.625% Senior Notes for $815,000. The Company recognized a gain of $738,000, net of the write-off of deferred loan costs, as a result of these purchases, which is also included in income before income taxes in the accompanying statement of operations.


NOTE F - STOCK OPTIONS

The Company participates in the Delta Woodside Industries Inc. Stock Option Plan. The Company applies the intrinsic value-based method of accounting for its stock option plans, in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price.

If the Company had determined compensation expense at fair value, as under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income
(loss) would have been as follows:


(In thousands)                                              Quarter Ended                   Quarter Ended
                                                            September 27, 2003              September 28, 2002
                                                            ------------------------        -----------------------

Net income (loss), as reported                              $               (1,977)         $               1,432

Add stock based employee compensation expense
included in reported net income (loss), net of tax                              16                             41

Less total stock based compensation expense
   determined under fair value based method, net
   of related tax effects                                                      (16)                          (121)
                                                            ------------------------        -----------------------

Pro forma net income (loss)                                 $               (1,977)         $               1,352
                                                            ========================        =======================



NOTE G - COMMITMENTS AND CONTINGENCIES

During 1998, the Company received notices from the State of North Carolina asserting deficiencies in state corporate income and franchise taxes for the
Company's 1994 - 1997 tax years. The total assessment proposed by the State amounts to $1.5 million, which includes interest and penalties. The assessment was delayed pending an administrative review of the case by the State. In October 2002, the State proposed a settlement in which the Company would have paid approximately 90% of the assessed amount plus a portion of certain penalties for the Company's tax years 1994 - 2000. The Company rejected this offer and continued with its appeal due to management's belief that the State's legal position is in conflict with established principles of federal constitutional law. The Company believes that its reserves for settlement are adequate and any payment in settlement of this matter will not result in a material impact on the Company's results of operations.

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

The forward-looking statements in this Quarterly Report are based on the Company's expectations and are subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. These risks and uncertainties include, among others, changes in the retail demand for apparel products, the cost of raw materials, competitive conditions in the apparel and textile industries, the relative strength of the United States dollar as against other currencies, changes in United States and international trade regulations, including without limitation the expected end of quotas on textile and apparel products among World Trade Organization member states in 2005, and the discovery of unknown conditions (such as with respect to environmental matters and similar items). The Company does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.

Delta Mills, Inc. ("the Company") sells a broad range of woven, finished apparel fabric primarily to branded apparel manufacturers and resellers. The Company also sells camouflage fabric and other fabrics used in apparel sold to the United States Department of Defense.


RESULTS OF OPERATIONS

The Company expects to face significant change in global competition in 2005 as a result of the impact of multilateral agreements intended to liberalize global trade. The World Trade Organization ("WTO") is overseeing the phase-out of textile and apparel quotas over a 10-year period ending 2004. Tariffs on textile and apparel products are being reduced (but not eliminated) over the same 10-year period. In addition, China's admission to the WTO will have a significant impact on global textile and apparel trade. By gaining admission to the WTO, China is able to take advantage of the elimination of quota limitations on access to the U.S. market, and there could be a significant negative impact on the North American textile industry. With the arrival of 2005 and the elimination of quotas for WTO members, certain countries, most particularly but not limited to China, may have cost advantages compared to the Company. Accordingly, the Company believes it must fully utilize other competitive advantages it believes it has compared to Asian competitors. Among the advantages of the Company are its well-established relationships with its customers, its ability to respond quickly to its customers' needs as well as the logistic advantages associated with its manufacturing being located in North America. However, there can be no assurance that these advantages will allow the Company to successfully compete with foreign textile producers.

During the quarter ended September 27, 2003, the Company experienced a decline in sales primarily due to a decline in customer demand attributable to weak retail sales, continued pressure from imports and oversupply in the domestic textiles market. These factors also continue to cause negative price pressure on the Company's products. As a result, the Company does not expect substantial improvement in pricing until two fundamental factors affecting the domestic textile market are addressed - competition from imports and excess domestic capacity. The Company believes that consolidation in the domestic textile industry, which is beyond the Company's control, is necessary to address excess domestic capacity. There can be no assurance that excess domestic capacity will be addressed in a manner beneficial to the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Net sales for the quarter ended September 27, 2003 were $42.6 million, a decrease of 7.8% when compared to net sales of $46.2 million for the quarter ended September 28, 2002. The decrease was the result of a decrease in unit sales partially offset by a 1.4% increase in average sales price. Unit sales declined because customer demand declined, primarily as a result of weak retail sales. Also contributing to the decline was continued pressure from imports coupled with over capacity of domestic textile production. Product mix changes accounted for the increase in average sales price.

Gross profit was $0.6 million and 1.5% of net sales for the first quarter of fiscal year 2004. This compares to gross profit of $5.5 million and 12.0% of sales in the prior year first quarter. In the current year quarter ended September 27, 2003, the decline in gross profit was principally due to unabsorbed manufacturing costs associated with reduced running schedules brought on by reduced customer demand. The decline in unit sales, increased employee benefit costs, and price pressure on certain core products, somewhat offset by lower raw material prices, also contributed to the gross profit decline.

Selling, general and administrative expense (SG&A) was $2.8 million and 6.6% of net sales for the first quarter of fiscal year 2004 compared to SG&A of $2.9 million and 6.3% of net sales for the prior year first quarter. The increase in SG&A as a percent of net sales is attributable to the decreased sales volume in the current year quarter.

The Company reported an operating loss of $1.9 million for the quarter ended September 27, 2003 compared to an operating profit of $3.1 million in the prior year quarter. The operating loss for the current year quarter was principally the result of the decline in gross profit discussed above.

Interest expense was $1.2 million for the quarter ended September 27, 2003, compared to $1.5 million for the prior year quarter. The reduction in interest expense was primarily due to the reduction in the balance of the Company's 9.625% Senior Notes. There was no interest income in either the current or prior year quarters.

Included in other (expense) income for the quarter ended September 28, 2002 was a $0.7 million gain resulting from the repurchase by the Company of a portion of its 9.625% Senior Notes. There was no similar income or expense in this category in the current year quarter ended September 27, 2003.

The income tax benefit for the current quarter was $1.1 million. This compares to an income tax expense of $0.9 million in the previous year quarter. The effective tax rate for the three months ended September 27, 2003 was approximately 36.8% compared to an effective tax rate of 38.3% in the prior year quarter.

The Company reported a net loss of $2.0 million for the quarter ended September 27, 2003 compared to net income of $1.4 million for the quarter ended September 28, 2002. Net income for the previous year quarter included a gain of $0.5 million on an after tax basis from the repurchase by the Company of a portion of its 9.625% Senior Notes.


LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 27, 2003, the Company generated $3.0 million in cash from operations. The principal uses of cash were capital expenditures of $1.0 million, net of $0.3 million in proceeds from the disposal of assets. The outstanding borrowings under the GMAC revolver decreased $1.8 million from the balance at June 28, 2003. As a result of the operating loss in the current year first quarter, the Company was not in compliance with the financial covenants of its $50 million revolving credit agreement with GMAC at the end of the first quarter of fiscal 2004. As reported on Form 8-K furnished on September 26, 2003, the Company obtained a waiver of compliance with these covenants from GMAC for the first quarter of fiscal 2004. Management is currently in discussions with GMAC with respect to amending these covenants or extending the waiver. The Company believes that the cash flow generated by its operations combined with the availability on its revolving credit facility will be sufficient to service its debt, to satisfy its day to day working capital requirements and to fund its planned capital expenditures for the foreseeable future.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


On November 6, 2002, the Company announced that it had started a major capital project to modernize its Delta 3 cotton finishing plant in Wallace SC. The Company completed the first phase of this project in June of 2003. During fiscal years 2004 and 2005, the Company plans to make additional capital expenditures for this project to position the finishing facility for growth and improved product quality. The cost of this project makes up the majority of the approximately $6.4 million in capital expenditures for fiscal year 2003 and the majority of the approximately $7.0 million and $8.0 million planned for capital expenditures in fiscal years 2004 and 2005, respectively.

On August 25, 1997, the Company issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At September 27, 2003, the outstanding balance of the notes was $31,941,000, unchanged from the balance at June 28, 2003.

On March 20, 2003, the Company's' $50 million credit facility with GMAC was amended. The facility remained a $50 million committed revolving credit facility. Among other things, the amendment removed the minimum availability requirement of $12.5 million, added financial covenants for a maximum leverage ratio and a minimum fixed charge coverage ratio and extended the term of the facility until March 2007. The amended credit facility also includes GMAC's consent to the sale of the Company's' Catawba Plant, the operational closing of which was announced on March 5, 2003, and allows the Company to exclude from the calculation of EBITDA (for purposes of financial covenant ratios) the restructuring charge associated with the closing of the Catawba Plant. Borrowings under this credit facility are based on eligible accounts receivable and inventories of the Company. The facility is secured by the accounts receivable, inventories and capital stock of the Company. The interest rate on the credit facility was 2.870% at September 27, 2003 and is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $23.0 million and $24.9 million as of September 27, 2003 and June 28, 2003, respectively. As of September 27, 2003, the revolver availability was approximately $20 million. As a result of the operating loss in the current year first quarter, the Company was not in compliance with the financial covenants in the credit agreement at the end of the first quarter of fiscal 2004. As reported on Form 8-K furnished on September 26, 2003, the Company obtained a waiver of compliance with these covenants from GMAC for the first quarter of fiscal 2004. Management is currently in discussions with GMAC with respect to amending these covenants or extending the waiver. Management believes the availability under the Company' credit facility is adequate for the foreseeable future.

The Company's credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to the Company's stock is permitted if there is no event of default and there is at least $1 of availability under the facility. At September 27, 2003, the Company was prohibited by these covenants from paying dividends to Delta Woodside. The indenture pertaining to the Company's 9.625% Senior Notes contains restrictive covenants that restrict additional indebtedness, dividends, and investments by the Company and its subsidiaries. The payment of dividends with respect to the Company's stock is permitted if there is no event of default under the indenture and after payment of the dividend, the Company could incur at least $1 of additional indebtedness under a fixed coverage ratio. Dividends are also capped based on cumulative net income and proceeds from the issuance of securities and liquidation of certain investments. The Company may loan funds to the Delta Woodside if there is no event of default and a fixed charge coverage ratio test is satisfied. At September 27, 2003, the Company was prohibited by these covenants from paying dividends and making loans to Delta Woodside. During the three months ended September 27, 2003 and the year ended June 28, 2003, the Company did not pay any dividends to Delta Woodside Industries, Inc.

The Company assigns a substantial portion of its trade accounts receivable to GMAC Commercial Finance LLC (the "Factor") under a factor agreement. The assignment of these receivables is primarily without recourse, provided that customer orders are approved by the Factor prior to shipment of goods, up to a maximum for each individual account. The assigned trade accounts receivable are recorded on the Company's books at full value and represent amounts due the Company from the Factor. There are no advances from the Factor against the assigned receivables. All factoring fees are recorded on the Company's books as incurred as a part of selling, general and administrative expense.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

During 1998, the Company received notices from the State of North Carolina asserting deficiencies in state corporate income and franchise taxes for the
Company's 1994 - 1997 tax years. The total assessment proposed by the State amounts to $1.5 million, which includes interest and penalties. The assessment was delayed pending an administrative review of the case by the State. In October 2002, the State proposed a settlement in which the Company would have paid approximately 90% of the assessed amount plus a portion of certain penalties for the Company's tax years 1994 - 2000. The Company rejected this offer and continued with its appeal due to management's belief that the State's legal position is in conflict with established principles of federal constitutional law. The Company believes that its reserves for settlement are adequate and any payment in settlement of this matter will not result in a material impact on the Company's results of operations.


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

Impairment of Long - Lived Assets: In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Income Taxes: The Company accounts for income taxes under the asset and liability method in accordance with Financial Accounting Standard 109, Accounting for Income Taxes ("SFAS 109"). The Company recognizes deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. As of September 27, 2003 and June 28, 2003, the Company had approximately $5.6 million and $6.9 million, respectively, in net deferred tax liabilities.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk Sensitivity

As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton. In recent months, the price of cotton has trended upward, and the Company increased its cotton inventory during the fourth quarter of fiscal 2003 in order to obtain its cotton at a lower price. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. As of September 27, 2003, a 10% decline in market price of the Company's fixed price contracts would have had a negative impact of approximately $0.6 million on the value of the contracts. As of June 28, 2003, such a 10% decline would have had a negative impact of $0.8 million. The decline in the potential negative impact from June 28, 2003 to September 27, 2003 is due principally to a decline in the quantity of cotton with fixed prices as compared to the previous period.


Interest Rate Sensitivity

The $50 million secured four-year revolving credit facility expiring in 2007 is sensitive to changes in interest rates. Interest is based on a spread over LIBOR or a base rate. An interest rate increase would have a negative impact to the extent the Company borrows against the revolving credit facility. The impact would be dependent on the level of borrowings incurred. As of September 27, 2003, an increase in the interest rate of 1% would have a negative impact of approximately $230,000 annually. As of June 28, 2003, an increase in the interest rate of 1% would have had a negative impact of approximately $249,000 annually. The decrease in the potential negative impact from June 28, 2003 to September 27, 2003 is due to the decrease in borrowings from the facility.

An interest rate change would not have an impact on the payments due under the fixed rate ten year Senior Notes.


Item 4.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.


Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)), have concluded that, as of September 27, 2003, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.


Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures during the most recent fiscal quarter, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings (not applicable)

Item 2.     Changes in Securities and Use of Proceeds (not applicable)

Item 3.     Defaults upon Senior Securities

At the end of the first quarter of fiscal 2004, the Company was not in compliance with financial covenants in its $50 million revolving credit agreement with GMAC imposing a maximum leverage ratio and a minimum fixed charge coverage ratio. As reported on September 26, 2003, the Company obtained a waiver of compliance with these covenants from GMAC for the first quarter of fiscal 2004. Management is currently in discussions with GMAC with respect to amending these covenants or extending the waiver.

Item 4.     Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.     Other Information (not applicable)

Item 6.     Exhibits and Reports on Form 8-K

a) Listing of Exhibits

4.3.1.5  Letter from GMAC dated September 27, 2003 agreeing to waive the existing  defaults of the Revolving Credit and Security Agreement dated as of March 31, 2000.

31.1     Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



b) Reports on Form 8-K

              Form 8-K dated August 19, 2003 reporting Regulation FD Disclosure and Results of Operations and Financial Condition for the fiscal quarter and year ended June 28, 2003 under Items 7, 9 and 12 furnished on August 20, 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Delta Mills, Inc.
                                  -----------------------------------
                                  (Registrant)




Date     November 11, 2003         By:/s/ W.H. Hardman, Jr.
      -----------------------      --------------------------------------------
                                   W.H. Hardman, Jr.
                                   Chief Financial Officer