Form 10-Q
period 2003-12-27
DELTA MILLS INC
filed 2004-02-10
CIK 1046860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2003
OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File number  333-376-17

                               DELTA MILLS, INC.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        13-2677657
   --------------------------                         --------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)


  P.O. Box 6126 100 Augusta Street
  Greenville, South Carolina                                 29606
  -----------------------------------------              -------------
 (Address of principal executive offices)                  (Zip Code)

                                  864 255-4122
                                  ------------
              (Registrant's telephone number, including area code)

                                (Not Applicable)
                   -------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value - 100 shares as of February 6, 2004.


DELTA MILLS, INC.
                                      INDEX

PART I. FINANCIAL INFORMATION
                                                                                                          Page
Item 1.  Financial Statements (Unaudited)

Condensed consolidated balance sheets--December 27, 2003 and June 28, 2003                                  3

Condensed consolidated statements of operations--
                  Three and six months ended December 27, 2003 and December 28, 2002                        4

Condensed consolidated statements of cash flows--
                  Six months ended December 27, 2003 and December 28, 2002                                  5

Notes to condensed consolidated financial statements                                                        6-9

Item 2.    Management's Discussion and Analysis of  Financial Condition and Results of Operations           10-15

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                       16

Item 4.    Controls and Procedures                                                                          16

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                17

Item 2.     Changes in Securities and Use of Proceeds                                                       17

Item 3.     Defaults upon Senior Securities                                                                 17

Item 4.     Submission of Matters to a Vote of Security Holders                                             17

Item 5.     Other Information                                                                               17

Item 6.     Exhibits and Reports on Form 8-K                                                                17


SIGNATURES                                                                                                  18

CERTIFICATIONS                                                                                              27-34



ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
Delta Mills, Inc. (In Thousands, except share amounts)           December 27, 2003            June 28, 2003
                                                               ----------------------     ----------------------

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                $     594                  $     520
  Accounts receivable:
     Factor and other                                                         38,506                     44,628
     Less allowances for returns                                                  19                        180
                                                               ----------------------     ----------------------
                                                                              38,487                     44,448
  Inventories
     Finished goods                                                            8,538                      7,711
     Work in process                                                          22,812                     25,765
     Raw materials and supplies                                                8,864                     10,659
                                                               ----------------------     ----------------------
                                                                              40,214                     44,135

  Deferred income taxes                                                        1,433                      1,517
  Other assets                                                                   399                        520
                                                               ----------------------     ----------------------
                      TOTAL CURRENT ASSETS                                    81,127                     91,140

ASSETS HELD FOR SALE                                                           3,911                      3,948

PROPERTY, PLANT AND EQUIPMENT, at cost                                       160,089                    157,400
     Less accumulated depreciation                                            94,964                     90,619
                                                               ----------------------     ----------------------
                                                                              65,125                     66,781

DEFERRED LOAN COSTS AND OTHER ASSETS                                             404                        459

                                                               ----------------------     ----------------------
                                                                           $ 150,567                  $ 162,328
                                                               ======================     ======================

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                                    $ 10,222                   $ 14,217
  Revolving credit facility                                                   19,487                     24,856
  Payable to Affiliates                                                        3,686                      3,517
  Accrued employee compensation                                                4,738                      1,414
  Accrued and sundry liabilities                                              25,086                     20,479
                                                               ----------------------     ----------------------
                    TOTAL CURRENT LIABILITIES                                 63,219                     64,483
LONG-TERM DEBT                                                                31,941                     31,941
NON-CURRENT DEFERRED INCOME TAXES                                              2,849                      8,421
DEFERRED COMPENSATION                                                          4,338                      7,573
SHAREHOLDER'S EQUITY
  Common Stock -- par value $.01 a share -- authorized
  3,000 shares, issued and outstanding 100 shares
  Additional paid-in capital                                                  51,792                     51,792
  Accumulated deficit                                                         (3,572)                    (1,882)
                                                               ----------------------     ----------------------
                                                                              48,220                     49,910
COMMITMENTS AND CONTINGENCIES
                                                               ----------------------     ----------------------
                                                                           $ 150,567                  $ 162,328
                                                               ======================     ======================

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Delta Mills Inc.
(In Thousands)


                                                   3 Mths Ended      3 Mths Ended     6 Mths Ended      6 Mths Ended
                                                   December 27,      December 28,     December 27,      December 28,
                                                       2003              2002             2003              2002
                                                 ----------------- ----------------- ---------------- -----------------

Net sales                                                $ 48,500          $ 35,853         $ 91,081          $ 82,032

Cost of goods sold                                         44,087            32,158           86,049            72,792
                                                 ----------------- ----------------- ---------------- -----------------
Gross profit                                                4,413             3,695            5,032             9,240
Selling, general and administrative expenses                2,959             2,566            5,787             5,461
Other income                                                  411                23              701               488
                                                 ----------------- ----------------- ---------------- -----------------
  OPERATING PROFIT (LOSS)                                   1,865             1,152              (54)            4,267
Other (expense) income:
  Interest expense                                         (1,161)           (1,240)          (2,368)           (2,771)
  Gain on extinguishment of debt                                                565                              1,303
                                                 ----------------- ----------------- ---------------- -----------------
                                                           (1,161)             (675)          (2,368)           (1,468)
                                                 ----------------- ----------------- ---------------- -----------------

 INCOME (LOSS) BEFORE INCOME TAXES                            704               477           (2,422)            2,799
Income tax expense (benefit)                                  417               184             (732)            1,074
                                                 ----------------- ----------------- ---------------- -----------------

NET INCOME (LOSS)                                           $ 287             $ 293         $ (1,690)          $ 1,725
                                                 ================= ================= ================ =================







See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Delta Mills Inc.
(In Thousands)
                                                                      6 Months Ended           6 Months Ended
                                                                       December 27,             December 28,
                                                                           2003                     2002
                                                                    --------------------     -------------------
OPERATING ACTIVITIES
  Net income (loss)                                                            $ (1,690)                $ 1,725
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation                                                                 4,396                   4,578
     Amortization                                                                    55                      68
     Discount to face value on repurchase of bonds                                                       (1,303)
     Change in deferred income taxes                                             (5,488)                    (50)
     Gain on disposition of property and equipment                                 (253)                   (433)
     Deferred compensation                                                          418                     (86)
     Changes in operating assets and liabilities                                 10,376                   7,832
                                                                    --------------------     -------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                         7,814                  12,331
                                                                    --------------------     -------------------

INVESTING ACTIVITIES
  Property, plant and equipment:
     Purchases                                                                   (2,795)                 (3,302)
     Proceeds of dispositions                                                       424                     775
                                                                    --------------------     -------------------

NET CASH USED IN INVESTING ACTIVITIES                                            (2,371)                 (2,527)
                                                                    --------------------     -------------------

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit                                        91,571                  88,752
  Repayments on revolving lines of credit                                       (96,940)                (96,180)
  Repurchase and retirement of long term debt                                                            (1,778)
                                                                    --------------------     -------------------

NET CASH USED IN FINANCING ACTIVITIES                                            (5,369)                 (9,206)
                                                                    --------------------     -------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            74                     598

Cash and cash equivalents at beginning of period                                    520                      52
                                                                    --------------------     -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 594                   $ 650
                                                                    ====================     ===================

See notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Delta Mills, Inc. and subsidiaries ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 27, 2003 are not necessarily indicative of the results that may be expected for the year ending July 3, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 28, 2003.


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

Summarized financial information for the Guarantor is as follows (in thousands):


                                  December 27, 2003              June 28, 2003
                                  -----------------              -------------
Current assets                        $   216                      $    88
Non-current assets                         26                           38
Current liabilities                     2,149                        1,912
Non-current liabilities                   812                        1,047
Stockholders' deficit                  (2,719)                      (2,833)

Summarized   results  of  operations  for  the  Guarantor  are  as  follows  (in thousands):

                                                    Six Months Ended
                                           -------------------------------------
                                           December 27, 2003   December 28, 2002
                                           -----------------   -----------------

Net sales - Intercompany commissions            $2,044               $ 1,842
Cost and expenses                                1,930                 1,930
Net income (loss)                                  114                   (88)

NOTE C-LONG-TERM DEBT, CREDIT ARRANGEMENTS, AND NOTES PAYABLE

On August 25, 1997, the Company issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At December 27, 2003, the outstanding balance of the notes was $31,941,000, unchanged from the balance at June 28, 2003.

On March 20, 2003, the Company's $50 million credit facility with GMAC was amended. The facility remained a $50 million committed revolving credit facility. Among other things, the amendment removed the minimum availability requirement of $12.5 million, added financial covenants for a maximum leverage ratio and a minimum fixed charge coverage ratio and extended the term of the facility until March 2007. The amended credit facility also includes GMAC's consent to the sale of the Company's Catawba Plant, the operational closing of which was announced on March 5, 2003, and allows the Company to exclude from the calculation of EBITDA (for purposes of financial covenant ratios) the restructuring charge associated with the closing of the Catawba Plant. Borrowings under this credit facility are based on eligible accounts receivable and inventories of the Company. The facility is secured by the accounts receivable, inventories and capital stock of the Company. The average interest rate on the credit facility was 2.907% at December 27, 2003 and is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $19.5 million and $24.9 million as of December 27, 2003 and June 28, 2003, respectively. As of December 27, 2003, the revolver availability was approximately $25 million. As a result of the operating loss in the current year first quarter, the Company was not in compliance with the financial covenants in the credit agreement at the end of the first quarter of fiscal 2004. As reported on Form 8-K furnished on September 26, 2003, the Company obtained a waiver of compliance with these covenants from GMAC for the first quarter of fiscal 2004. At the end of the quarter ended December 27, 2003, the Company had returned to compliance with all covenants related to its $50 million revolving credit facility. Management believes the availability under the Company' credit facility is adequate for the foreseeable future.

The Company's credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to the Company's stock is permitted if there is no event of default and there is at least $1 of availability under the facility. The indenture pertaining to the Company's 9.625% Senior Notes also contains restrictive covenants that restrict additional indebtedness, dividends, and investments by the Company and its subsidiaries. The payment of dividends with respect to the Company's stock is permitted if there is no event of default under the indenture and after payment of the dividend, the Company could incur at least $1 of additional indebtedness under a fixed charge coverage ratio test. Dividends are also capped based on cumulative net income and proceeds from the issuance of securities and liquidation of certain investments. The Company may loan funds to Delta Woodside subject to compliance with the same conditions. At December 27, 2003, the Company was prohibited by these covenants from paying dividends and making loans to Delta Woodside. During the six months ended December 27, 2003 and the year ended June 28, 2003, the Company did not pay any dividends to Delta Woodside Industries, Inc.

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

During the six months of fiscal 2004 ended December 27, 2003 and the corresponding period of fiscal 2003 ended December 28, 2002, the Company paid $236,000 and $30,000, respectively, in restructuring costs. The Company had a remaining liability of $106,000 and $342,000 as of December 27, 2003 and June 28, 2003, respectively.

As of December 27, 2003 and June 28, 2003, the Company had $3.9 million in assets held for sale related to the closing of the Furman and Catawba plants.

NOTE E - GAIN ON EXTINGUISHMENT OF DEBT

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, Statement No. 145, through the rescission of Statement No. 4, no longer requires extraordinary item treatment for gains and losses from the extinguishment of debt, unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria established in APB 30. The Statement was effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period items that do not meet the extraordinary item classification criteria in APB 30. Upon adoption, the Company reclassified all extraordinary gains recognized for the early extinguishment of debt as a component of income before income taxes for all financial statement periods presented. For the quarter and six months ended December 27, 2003, the Company did not recognize any gains from the repurchase of debt. For the three months ended December 28, 2002, Delta Mills, Inc. purchased $1,527,000 face amount of its 9.625% Senior Notes for $962,000. The Company recognized a gain of $565,000 as a result of these purchases. For the six months ended December 28, 2002, Delta Mills, Inc. purchased $3,080,000 face amount of its 9.625% Senior Notes for $1,777,000. The Company recognized a gain of $1,303,000 as a result of these purchases. These gains from the repurchase of debt are included in income before income taxes in the accompanying statements of operations.

NOTE F - STOCK COMPENSATION

The Company participates in the Delta Woodside Industries Inc. Stock Option Plan and the Delta Woodside Industries, Inc. 2004 Stock Plan.

The Delta Woodside Industries, Inc. 2004 Stock Plan was approved by the Delta Woodside's shareholders on November 6, 2003. The Stock Plan permits the Delta Woodside to grant restricted stock awards and phantom stock awards for up to an aggregate maximum of 240,000 shares of its common stock. Delta Woodside Industries, Inc. granted awards for 132,000 shares of restricted stock and phantom stock awards with the respect to 88,000 shares during December of 2003.

All awards granted are subject to vesting conditions, including conditions based on continued employment with Delta Woodside (fifty percent of the awards) and performance-based conditions (fifty percent of the awards). One third of the shares subject to vesting based on continued employment will vest on the last day of each of fiscal years 2004, 2005 and 2006. The shares subject to vesting based on performance will vest if certain targets are attained for net income and return assets in each of fiscal years 2004, 2005 and 2006. A participant in the plan may not transfer shares issued under the plan prior to the fifth anniversary of the date the shares first vested. To the extent that an award is forfeited, any shares subject to the forfeited portion of the award will again become available for issuance under the Stock Plan. The issuance of shares is subject to registration of such issuance under the Securities Act of 1933, as amended, and acceptance of the shares for additional listing by the New York Stock Exchange.

The Company applies the intrinsic value-based method of accounting for its stock compensation, in accordance with the provisions of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. If the Company had determined compensation expense at fair value, as under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) would have been as follows:

(In thousands)                                             3 Months         3 Months          6 Months         6 Months
                                                           Ended            Ended             Ended            Ended
                                                           12/27/2003       12/28/2002        12/27/2003       12/28/2002
                                                           -------------    -------------     -------------    -------------

Net income (loss), as reported                               $      287      $       293       $   (1,690)      $     1,725

Add stock based employee compensation expense
included in reported net income (loss), net of tax                    0               42                18               83

Less total stock based compensation expense
   determined under fair value based method, net
   of related tax effects                                             0            (121)              (18)            (242)
                                                           -------------    -------------     -------------    -------------

Pro forma net income (loss)                                 $       287      $       214       $   (1,690)      $     1,566
                                                           =============    =============     =============    =============


NOTE G - COMMITMENTS AND CONTINGENCIES

During 1998, the Company received notices from the State of North Carolina asserting deficiencies in state corporate income and franchise taxes for the
Company's 1994 - 1997 tax years. The total assessment proposed by the State amounted to $1.5 million, which included interest and penalties. The assessment was delayed pending an administrative review of the case by the State. In October 2002, the State proposed a settlement in which the Company would have paid approximately 90% of the assessed amount plus a portion of certain penalties for the Company's tax years 1994 - 2000. The Company rejected this offer and continued with its appeal due to management's belief that the State's legal position is in conflict with established principles of federal constitutional law. The Company believes that its reserves for settlement are adequate and any payment in settlement of this matter will not result in a material impact on the Company's results of operations.


NOTE H - DEFERRED COMPENSATION

On January 16, 2004, based on the recommendation of Delta Woodside's Compensation Committee, the Board (with Mr. Garrett abstaining) approved an amendment of the Company's deferred compensation plan contingent on receiving the requisite consent of the Company's revolving credit agreement lender. This consent has subsequently been obtained. The deferred compensation plan amendment provides that each participant's deferred compensation account will be paid to the participant upon the earlier of the participant's termination of employment or in accordance with a schedule of payment that will pay approximately 40%, 30%, 20% and 10% of the participant's current account on February 15 of 2004, 2005, 2006 and 2007, respectively. Any such February 15 payment will be conditioned on there being no default under the Delta Mills Senior Note Indenture or the Company's revolving credit facility and on compliance with the fixed charge coverage ratio test in the Senior Note Indenture for the most recently ended four full fiscal quarters, determined on a pro forma basis. As a result of this amendment to the deferred compensation plan, approximately $3.7 million, which represents the first February 15 payment, plus distributions anticipated to occur in the next twelve months due to participant retirements, has been reclassified on the balance sheet at December 27, 2003 from deferred compensation to accrued employee compensation in current liabilities.

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


RESULTS OF OPERATIONS

During the quarter and six months ended December 27, 2003, the Company experienced continued pressure from imports and oversupply in the domestic textiles market. These factors also continue to cause negative price pressure on the Company's products. As a result, the Company does not expect substantial improvement in pricing until two fundamental factors affecting the domestic textile market are addressed - competition from imports and excess domestic capacity. The Company believes that consolidation in the domestic textile industry, which is beyond the Company's control, is necessary to address excess domestic capacity. There can be no assurance that excess domestic capacity will be addressed in a manner beneficial to the Company.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Net sales for the quarter ended December 27, 2003 were $48.5 million, an increase of 35.3% when compared to net sales of $35.9 million for the quarter ended December 28, 2002. The increase over the prior year quarter was the result of increased unit sales partially offset by a 2.3% decline in average sales price. Net sales for the six months ended December 27, 2003 were $91.1 million, an increase of 11.0% when compared to net sales of $82.0 million for the six months ended December 28, 2002. This increase was the result of an increase in unit sales partially offset by a 1.0% decline in average sales price. Unit sales increased because customer demand improved, primarily as a result of stronger retail sales coupled with improved demand for military fabrics. Product mix changes accounted for the decline in average sales price.

Gross profit was $4.4 million and 9.1% of net sales for the second quarter of fiscal year 2004. This compares to gross profit of $3.7 million and 10.3% of net sales in the prior year second quarter. Gross profit for the six months ended December 27, 2003 was $5.0 million and 5.5% of net sales as compared to gross profit of $9.2 million and 11.3% of net sales for the six months ended December 28, 2002. The improvement in gross profit in the current year quarter was impacted by improved manufacturing costs absorbed due to increased running schedules, partially offset by deteriorating margins on commodity products due to continued pressure from imports coupled with over capacity of domestic textile production. The decline in gross profit for the current year six month period resulted principally from unabsorbed manufacturing costs associated with reduced running schedules during the first quarter brought on by reduced customer demand in the first quarter coupled with deteriorating margins as mentioned above. Increased employee benefit costs in the first quarter also contributed to the decline in gross profit.

Selling, general and administrative expense (SG&A) was $3.0 million and 6.1% of net sales for the second quarter of fiscal year 2004 compared to SG&A of $2.6 million and 7.2% of net sales for the prior year second quarter. Selling, general and administrative expense (SG&A) was $5.8 million and 6.4% of net sales for the six months ended December 27, 2003 compared to SG&A of $5.5 million and 6.7% of net sales for the six months ended December 28, 2002. The increase in SG&A in the quarter and the six month period is attributable to an increase in distribution costs associated with increased unit volume, an increase in factoring costs associated with increased sales to customers based in the Caribbean, and increased costs of audit and tax services.

The Company reported an operating profit of $1.9 million for the quarter ended December 27, 2003 compared to an operating profit of $1.2 million in the prior year quarter. The Company reported an operating loss of $54,000 for the six months ended December 27, 2003 compared to an operating profit of $4.3 million for the six months ended December 28, 2002. The improvement in operating profit for the current year quarter was attributable to the improvement in gross profit discussed above and a gain on disposal of equipment reflected in other operating income, somewhat offset by the increase in SG&A expense. The decline in operating profit for the current year six month period was caused primarily by the decline in gross profit discussed above.

Interest expense was $1.2 million and $2.4 million for the quarter and six months ended December 27, 2003, respectively, compared to $1.2 million and $2.8 million for the corresponding prior year periods. The reduction in interest expense for the six month period was primarily due to the reduction in the balance of Delta Mills' 9.625% Senior Notes. The prior year quarter and six month periods are each net of $0.2 million interest capitalized related to capital projects. Capitalized interest in the current year periods was not material. There was no interest income in either the current or prior year.

Included in other (expense) income for the quarter ended December 28, 2002 was a $0.6 million gain resulting from the repurchase by the Company of a portion of its 9.625% Senior Notes. Included in this category for the six months ended December 28, 2002 was a $1.3 million gain also resulting from the repurchase by the Company of a portion of its 9.625% Senior Notes. There was no income or expense in this category in the current quarter and six months ended December 27, 2003.

The income tax benefit for the current quarter was $0.4 million compared to income tax expense of $0.2 million in the previous year quarter. For the six months ended December 27, 2003, the Company recorded and income tax benefit of $0.7 million compared to income tax expense of $1.1 million for the prior year six months ended December 28, 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The Company reported net income of $0.3 million for the quarter ended December 27, 2003 compared to net income of $0.3 million for the quarter ended December 28, 2002. Net income for the previous year quarter included a gain of $0.3 million on an after tax basis from the repurchase by the Company of a portion of its 9.625% Senior Notes. The Company reported a net loss of $1.7 million for the six months ended December 27, 2003 compared to net income of $1.7 million for the six months ended December 28, 2002. Net income for the previous year six months included a gain of $0.8 million on an after tax basis from the repurchase by the Company of a portion of its 9.625% Senior Notes.


LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 27, 2003, the Company generated $7.8 million in cash from operations. The principal uses of cash were capital expenditures of $2.4 million, net of $0.4 million in proceeds from the disposal of assets. The outstanding borrowings under the GMAC revolver decreased $5.4 million from the balance at June 28, 2003. The Company is currently in compliance with all of the covenants related to its $50 million revolving credit facility. As a result of the operating loss in the current year first quarter, the Company was not in compliance with the financial covenants of its $50 million revolving credit agreement with GMAC at the end of the first quarter of fiscal 2004. As reported on Form 8-K furnished on September 26, 2003, Delta Mills obtained a waiver of compliance with these covenants from GMAC for the first quarter of fiscal 2004. At the end of the quarter ended December 27, 2003, Delta Mills had returned to compliance with all covenants related to its $50 million revolving credit facility. The Company believes that the cash flow generated by its operations combined with the availability on its revolving credit facility will be sufficient to service its debt, to satisfy its day to day working capital requirements and to fund its planned capital expenditures for the foreseeable future.

On January 16, 2004, based on the recommendation of Delta Woodside's Compensation Committee, the Board (with Mr. Garrett abstaining) approved an amendment of the Company's deferred compensation plan. The amendment was contingent on receiving the requisite consent of the Company's revolving credit agreement lender. This consent has subsequently been obtained. The deferred compensation plan amendment provides that each participant's deferred compensation account will be paid to the participant upon the earlier of the participant's termination of employment or in accordance with a schedule of payment that will pay approximately 40%, 30%, 20% and 10% of the participant's current account on February 15 of 2004, 2005, 2006 and 2007, respectively. Any such February 15 payment will be conditioned on there being no default under the Delta Mills Senior Note Indenture or the Company's revolving credit facility and on compliance with the fixed charge coverage ratio test in the Senior Note Indenture for the most recently ended four full fiscal quarters, determined on a pro forma basis. The Compensation Committee and the Board adopted this amendment as a measure to retain key employees who, in light of the general difficulties in the textile industry, have expressed a desire to diversify their retirement assets. As of December 27, 2003, the Company's aggregate deferred compensation liability was approximately $8 million. Of this amount, approximately $1,949,000, $463,000 and $131,000 were for the accounts of William F. Garrett, CEO, William H. Hardman, Jr., CFO, and Donald C. Walker, Controller, respectively.

As a result of this amendment to the deferred compensation plan, approximately $3.7 million, which represents the first February 15 payment, plus distributions anticipated to occur in the next twelve months due to participant retirements, has been reclassified on the condensed consolidated balance sheet at December 27, 2003 from deferred compensation to accrued employee compensation in current liabilities. The Company estimates that this amendment will result in interest savings of $1.1 million over the next four years and approximately $5.1 million over the term of the original plan.

On November 6, 2002, the Company announced that it had started a major capital project to modernize its Delta 3 cotton finishing plant in Wallace SC. The Company completed the first phase of this project in June of 2003. During fiscal years 2004, 2005 and 2006, the Company plans to make additional capital expenditures for this project to position the finishing facility for growth and improved product quality. The cost of this project makes up the majority of the approximately $6.4 million in capital expenditures for fiscal year 2003 and the majority of the approximately $5.0 million and $5.0 million planned for capital expenditures in fiscal years 2004 and 2005, respectively. During the quarter ended December 27, 2003, the Company revised its capital expenditure plans to delay a portion of its spending into fiscal 2006.

On August 25, 1997, the Company issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At December 27, 2003, the outstanding balance of the notes was $31,941,000, unchanged from the balance at June 28, 2003.

On March 20, 2003, the Company's' $50 million credit facility with GMAC was amended. The facility remained a $50 million committed revolving credit facility. Among other things, the amendment removed the minimum availability requirement of $12.5 million, added financial covenants for a maximum leverage ratio and a minimum fixed charge coverage ratio and extended the term of the facility until March 2007. The amended credit facility also includes GMAC's consent to the sale of the Company's' Catawba Plant, the operational closing of which was announced on March 5, 2003, and allows the Company to exclude from the calculation of EBITDA (for purposes of financial covenant ratios) the restructuring charge associated with the closing of the Catawba Plant. Borrowings under this credit facility are based on eligible accounts receivable and inventories of the Company. The facility is secured by the accounts receivable, inventories and capital stock of the Company. The average interest rate on the credit facility was 2.907% at December 27, 2003 and is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $19.5 million and $24.9 million as of December 27, 2003 and June 28, 2003, respectively. As of December 27, 2003, the revolver availability was approximately $25 million. At the end of the quarter ended December 27, 2003, the Company was in compliance with all covenants related to its $50 million revolving credit facility. Management believes the availability under the Company' credit facility is adequate for the foreseeable future.

The Company's credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to the Company's stock is permitted if there is no event of default and there is at least $1 of availability under the facility. The indenture pertaining to the Company's 9.625% Senior Notes also contains restrictive covenants that restrict additional indebtedness, dividends, and investments by the Company and its subsidiaries. The payment of dividends with respect to the Company's stock is permitted if there is no event of default under the indenture and after payment of the dividend, the Company could incur at least $1 of additional indebtedness under a fixed charge coverage ratio test. Dividends are also capped based on cumulative net income and proceeds from the issuance of securities and liquidation of certain investments. The Company may loan funds to Delta Woodside subject to compliance with the same conditions. At December 27, 2003, the Company was prohibited by these covenants from paying dividends and making loans to Delta Woodside. During the six months ended December 27, 2003 and the year ended June 28, 2003, the Company did not pay any dividends to Delta Woodside Industries, Inc.

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

During 1998, the Company received notices from the State of North Carolina asserting deficiencies in state corporate income and franchise taxes for the
Company's 1994 - 1997 tax years. The total assessment proposed by the State amounted to $1.5 million, which included interest and penalties. The assessment was delayed pending an administrative review of the case by the State. In October 2002, the State proposed a settlement in which the Company would have paid approximately 90% of the assessed amount plus a portion of certain penalties for the Company's tax years 1994 - 2000. The Company rejected this offer and continued with its appeal due to management's belief that the State's legal position is in conflict with established principles of federal constitutional law. The Company believes that its reserves for settlement are adequate and any payment in settlement of this matter will not result in a material impact on the Company's results of operations.


RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB revised Interpretation No. 46 ("FIN 46"),"Consolidation of Variable Interest Entities," which was originally issued in January 2003, to provide guidance regarding issues arising from the implementation  of FIN 46. Many  variable  interest  entities have commonly been referred to as special-purpose entities or off-balance sheet structures. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have an effect on the Company's consolidated financial statements.


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

Income Taxes: The Company accounts for income taxes under the asset and liability method in accordance with Financial Accounting Standard 109, Accounting for Income Taxes ("SFAS 109"). The Company recognizes deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. As of December 27, 2003 and June 28, 2003, the Company had approximately $1.4 million and $6.9 million, respectively, in net deferred tax liabilities.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk Sensitivity

As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton. In recent months, the price of cotton has trended upward, and the Company increased its cotton inventory during the fourth quarter of fiscal 2003 in order to obtain its cotton at a lower price. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. As of December 27, 2003, a 10% decline in market price of the Company's fixed price contracts would have had a negative impact of approximately $0.4 million on the value of the contracts. As of June 28, 2003, such a 10% decline would have had a negative impact of $0.8 million. The decline in the potential negative impact from June 28, 2003 to December 27, 2003 is due principally to a decline in the quantity of cotton with fixed prices as compared to the previous period.

Interest Rate Sensitivity

The $50 million secured four-year revolving credit facility expiring in 2007 is sensitive to changes in interest rates. Interest is based on a spread over LIBOR or a base rate. An interest rate increase would have a negative impact to the extent the Company borrows against the revolving credit facility. The impact would be dependent on the level of borrowings incurred. As of December 27, 2003, an increase in the interest rate of 1% would have a negative impact of approximately $195,000 annually. As of June 28, 2003, an increase in the interest rate of 1% would have had a negative impact of approximately $249,000 annually. The decrease in the potential negative impact from June 28, 2003 to December 27, 2003 is due to the decrease in borrowings from the facility.

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

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), have concluded that, as of December 27, 2003, the Company's disclosure controls and procedures were adequate and effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Item 3.     Defaults upon Senior Securities (not applicable)

Item 4.     Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.     Other Information (not applicable)

Item 6.     Exhibits and Reports on Form 8-K

            a) Listing of Exhibits

4.3.1.5     Consent Under Credit Agreement and Other Documents dated as of February 4, 2004 between Delta Woodside Industries,
            Inc. and GMAC Commercial Finance LLC.

10.1.1      First Amendment dated December 23, 2003 to Delta Woodside Deferred Compensation Plan for Key Managers, Amended and
            Restated Effective June 30, 2000.

10.1.2      Second Amendment dated January 16, 2004 to Delta Woodside Deferred Compensation Plan for Key Managers, Amended and
            Restated Effective June 30, 2000.

31.1        Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2        Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



b) Reports on Form 8-K

              There were no reports filed or furnished on Form 8-K for the quarter ended December 27, 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Delta Mills, Inc.
                                            (Registrant)




Date    February 10, 2004                    By:/s/ W.H. Hardman, Jr.
      ---------------------------------      ---------------------------------
                                             W.H. Hardman, Jr.
                                             Chief Financial Officer