Form 10-K
period 2004-07-03
DELTA MILLS INC
filed 2004-10-18
CIK 1046860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 3, 2004

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 333-37617

                                DELTA MILLS, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      DELAWARE                                        13-2677657
------------------------            --------------------------------------------
  (State of Incorporation)          (I.R.S. Employer Identification No.)

PO Box 6126
100 Augusta Street
Greenville, South Carolina                                          29606
--------------------------------------------                --------------------
(Address of principal executive offices)                          (Zip code)

                                  864/255-4100
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
          Title of each class                          on which registered
          -------------------                       ---------------------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

         Yes                        No   X
             --------                  ------

The aggregate market value of the common equity stock held by non-affiliates of the registrant as of December 27, 2003 was:

           Common Stock, $.01 par value  - 0

The number of shares outstanding of each of the registrant's classes of Common Stock, as of October 1, 2004 was:

         Common Stock, par value $.01           100

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


                     FOR THE FISCAL YEAR ENDED JULY 3, 2004
                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I                                                                                                          PAGE

Item 1.        Business                                                                                           5
Item 2.        Properties                                                                                        10
Item 3.        Legal Proceedings                                                                                 11
Item 4.        Submission of Matters to a Vote of Security Holders                                               11

PART II

Item 5.        Market for Registrant's Common equity and Related Stockholder Matters and Issuer Purchases        11
               of Equity Securities
Item 6.        Selected Financial Data                                                                           12
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations             13
Item 7A.       Quantitative and Qualitative Disclosures about Market Risk                                        24
Item 8.        Financial Statements and Supplementary Data                                                       25
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure              42
Item 9A.       Controls and Procedures                                                                           42
Item 9B.       Other Information                                                                                 42

PART III

Item 10.       Directors and Executive Officers of the Registrant                                                42
Item 11.       Executive Compensation                                                                            42
Item 12.       Security Ownership of Certain Beneficial Owners and Management                                    42
Item 13.       Certain Relationships and Related Transactions                                                    42
Item 14.       Principal Accountant Fees and Services                                                            43

PART IV

Item 15.       Exhibits and Financial Statement Schedules                                                        44



CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

The following discussion contains various "forward-looking statements". All statements, other than statements of historical fact, which address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements. Examples are statements that concern future revenues, future costs, future capital expenditures, business strategy, competitive strengths, competitive weaknesses, goals, plans, references to future success or difficulties and other similar information. The words "estimate", "project", "forecast", "anticipate", "expect", "intend", "believe" and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.

The forward-looking statements in this document are based on the Company's expectations and are necessarily dependent upon assumptions, estimates and data that the Company believes are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to:

     o    changes in the retail demand for apparel products
     o    the cost of raw materials
     o    competitive conditions in the apparel and textile industries
     o the relative strength of the United States dollar as against other currencies
     o changes in United States and international trade regulations, including without limitation the expected end of quotas on textile and apparel products amongst WTO member states in 2005
     o the discovery of unknown conditions, such as environmental matters and similar items

Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized. You should also review the other cautionary statements we make in this Annual Report and in other reports and other documents the Company files with the Securities and Exchange Commission. All forward-looking statements attributable to us, or persons acting for us, are expressly qualified in their entirety by our cautionary statements.

The Company does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.

PART I.

ITEM I.  BUSINESS

GENERAL

Delta Mills, Inc. ("Delta Mills" or the "Company") is a Delaware corporation with its principal executive offices located at 100 Augusta Street, PO Box 6126, Greenville, South Carolina 29606 (telephone number: 864-255-4100). The Company is a wholly owned subsidiary of Delta Woodside Industries, Inc. ("Delta Woodside"), a South Carolina corporation, the common stock of which is listed on the NASDAQ OTC Bulletin Board under the symbol "DLWI". Unless the context otherwise requires, all references herein to "Delta Mills" or the "Company" refer to Delta Mills, Inc. and any of its existing and future subsidiaries. The Company was incorporated in Delaware in 1971 and acquired by a predecessor of Delta Woodside Industries, Inc. in 1986.


PRODUCTS, RAW MATERIALS, AND MANUFACTURING

The Company manufactures woven textile fabrics from cotton, wool, flax or synthetic fibers from cotton yarn or from synthetic filament yarns. Cotton is purchased from numerous suppliers. Wool, flax, synthetic fibers and synthetic filament yarns are purchased from a smaller number of competitive suppliers. The Company spins the major portion of the spun yarns used in its weaving operations and the balance is purchased from a small number of domestic spinners. The Company expects the portion of its yarn purchases from outside suppliers to increase in fiscal year 2005. In manufacturing these yarns, the cotton and synthetic fibers, either separately or in blends, are carded (fibers straightened and oriented) and then spun into yarn. The Company combs (removing short fibers) some cotton fiber to make high quality yarns. In other fabrics, filament yarns are used. The spun or filament yarn is then woven into fabric on looms. The unfinished fabric at this stage is referred to as greige goods. Finished fabric refers to fabric that has been treated by washing, bleaching, dyeing and applying certain chemical finishes. Finished apparel fabric is ready to be cut and sewn into garments.

The Company's principal raw material is cotton, although it also spins polyester, wool, linen fiber, acrylic, lyocell, nylon and rayon fibers and weaves textured polyester filament. Polyester is obtained primarily from two major suppliers, both of whom provide competitive prices. Polyester prices for fiscal year 2004 were unchanged from fiscal year 2003. The Company's average price per pound of cotton purchased and consumed, including freight and carrying costs, was $0.590 in fiscal year 2004 as compared to $0.463 in fiscal year 2003, and $0.594 in fiscal year 2002. As of July 3, 2004, the Company had contracted to purchase 74%, and had fixed the price for approximately 47%, of its expected cotton requirements for fiscal year 2005. The percentage of the Company's cotton requirements that the Company fixes each year varies depending upon the Company's forecast of future cotton prices. The Company believes that recent cotton prices have enabled it to contract for cotton at prices that will permit it to be competitive with other companies in the United States textile industry when the cotton purchased for future use is put into production. To the extent that cotton prices decrease before the Company uses these future purchases, the Company could be materially and adversely affected, as there can be no assurance that it would be able to pass along its higher costs to its customers. In addition, to the extent that cotton prices increase and the Company has not provided for its requirements with fixed price contracts, the Company may be materially and adversely affected, as there can be no assurance that it would be able to pass along these increased costs to its customers.

Most of the Company's raw materials are available from more than one primary source, but the Company is currently depending primarily on one supplier for rayon staple. This supplier recently emerged from reorganization under Chapter 11 of the federal bankruptcy laws. While the Company does not anticipate, and has not suffered, any adverse effects from this reorganization, there can be no assurances that this supplier will remain viable in the future. The Company does not currently have an alternate domestic source for rayon staple. However, the Company is currently investigating foreign sources of rayon staple or possibly the use of other types of rayon-like fibers. If an alternate source of rayon staple must be used, the Company believes that a cost increase is likely.

During fiscal years 2004, 2003 and 2002, approximately 84%, 77% and 83%, respectively, of the Company's finished woven fabric sales were of fabrics made from cotton or cotton/synthetic blends, while approximately 16%, 23%, and 17%, respectively, of such sales were of fabrics made from spun synthetics and other natural fibers, including various blends of rayon, polyester, and wool. Fabrics are generally produced and shipped pursuant to specific purchase orders, which minimizes the Company's uncommitted inventory levels. The Company's production of cotton and cotton/synthetic blend and spun synthetic finished woven fabrics is largely vertically integrated, with the Company performing most of its own spinning, weaving and finishing. The Company's finished fabrics plants are currently operating at less than full capacity.


SALES AND MARKETING

The Company has focused its marketing efforts on building close relationships with major apparel companies that have broad distribution channels and that the Company believes have positioned themselves for long-term growth. The Company sells its fabrics primarily to numerous apparel manufacturers and apparel resellers and their subcontractors. These manufacturers and resellers include Levi-Strauss, Haggar Corp., the Wrangler (R) and Lee(R) divisions of V.F. Corporation, and Liz Claiborne, Inc. and private label apparel manufacturers for J.C. Penney Company, Inc., Sears, Roebuck & Co., Wal Mart Stores, Inc. and other retailers. The Company believes that it is a leading producer of cotton pants-weight woven fabric used in the manufacture of casual slacks such as Levi-Strauss' Dockers(R) and Haggar Corp.'s Wrinkle-free(R). Other apparel items manufactured with the Company's fabrics include women's chino pants, women's blazers, and career apparel (uniforms). The Company also sells camouflage fabric and other fabrics used in apparel for the United States Department of Defense. The Company sells its fabrics through Delta Mills Marketing Inc., a wholly owned subsidiary with a marketing office based in New York City (which serves the United States, Canadian and Mexican markets), with sales agents also operating in Atlanta, Dallas, San Francisco and Mexico.

For fiscal year 2004, the Company had two customers, V.F. Corporation, and Levi-Strauss and its subcontractors, which exceeded 10% of consolidated net sales. The Company's net sales to these customers totaled $45 million, or approximately 26%, of net sales in fiscal 2004. For fiscal year 2003, the Company had three customers, Levi-Strauss, Haggar Apparel and V.F. Corporation, net sales to each of which exceeded 10% of consolidated net sales. The Company's net sales to these customers totaled $71 million, or approximately 40%, of net sales in fiscal year 2003. For fiscal year 2002, the Company had two customers, Levi-Strauss and V.F. Corporation, net sales to each of which each exceeded 10% of consolidated net sales. The Company's aggregate net sales to these customers were $63 million, or approximately 36%, of net sales for fiscal year 2002. There is a trend towards selling directly to subcontractors of major apparel companies either in additional to in lieu of sales directly to the major apparel companies themselves. The foregoing amounts include sales directly to subcontractors or the apparel companies named. In addition, during fiscal years 2004, 2003, and 2002, net sales of military fabrics to apparel customers accounted for approximately 44%, 33%, and 31%, respectively, of the Company's total net sales. The loss of any of these accounts could have a material adverse effect on the results of the Company.

ORDER BACKLOG

The Company's order backlog at July 3, 2004 was $41.6 million, a decrease of $13.9 million from the $55.5 million order backlog at June 28, 2003. The majority of this decrease was in men's apparel fabrics. This decline was partially offset by an increase in the order backlog for both government and synthetic fabrics. In recent years, customers in the industry have shortened lead times for delivery requirements. In response to this, the Company has implemented a quick response delivery system. The Company expects to ship the majority of the orders that make up its order backlog during the next twelve months. However, because the apparel market continues to be soft, management believes that the order backlog at any given point in time is not an indication of future sales.


COMPETITION

The cyclical nature of the textile and apparel industries, characterized by rapid shifts in fashion, consumer demand and competitive pressures, results in both price and demand volatility. The demand for any particular product varies from time to time based largely upon changes in consumer preferences and general economic conditions affecting the textile and apparel industries, such as consumer expenditures for non-durable goods. In recent years, the Company has seen a trend toward shorter lead times for its customers' orders. The textile and apparel industries are also volatile because the supply of particular products changes as competitors enter or leave the market.

The Company sells primarily to domestic apparel manufacturers, many of which operate offshore sewing operations. The Company competes with numerous domestic and foreign fabric manufacturers, including companies larger in size and having greater financial resources than the Company. The principal competitive factors in the woven fabrics markets are price, service, delivery time, quality and flexibility, with the relative importance of each factor depending upon the needs of particular customers and the specific product offering. Management believes that the Company can maintain its ability to compete effectively by providing its customers with a broad array of high-quality fabrics at competitive prices on a timely basis.

The Company's competitive position varies by product line. There are several major domestic competitors in the finished cotton and cotton/polyester blend woven fabrics business, none of which dominates the market. The Company believes, however, that it has a strong competitive position in the all cotton pants-weight fabrics business. In addition, the Company believes that it is one of only two finishers that print camouflage for sale to apparel suppliers of the U.S. Government and the only supplier that is vertically integrated for camouflage production. We believe additional competitive strengths of the Company include: knowledge of its customers' business needs; its ability to produce special fabrics such as textured blends; state of the art spinning, weaving and fabric finishing equipment at most of its facilities; substantial vertical integration; and its ability to communicate electronically with its customers.

Foreign competition is a significant factor in the United States fabric market. The Company believes that its relatively small manual labor component, highly-automated manufacturing processes and domestic manufacturing base allow the Company to compete on a price basis and to respond more quickly than foreign producers to changing fashion trends and to its domestic customers' delivery schedules. In addition, the Company benefits from protections afforded to apparel manufacturers based in certain Latin American and Caribbean countries that ship finished garments into the United States. The North American Free Trade Agreement (often referred to as "NAFTA") entered into force on January 1, 1994. NAFTA has effectively eliminated all tariffs and quotas on goods imported from Mexico if such goods are made from fabric originating in Canada, Mexico, or the United States. The Caribbean Basin Trade Partnership Act (often referred to as "CBTPA") became effective on October 1, 2000. CBTPA has effectively eliminated tariffs and quotas on apparel products imported from participating Caribbean and Central American nations if such products are made from fabric woven in the United States of U.S. yarn. Because NAFTA and CBTPA create an incentive to use fabric manufactured in the United States, they are beneficial to the Company and other domestic producers of apparel fabrics. In contrast, apparel not meeting the origin requirements of these trade preference agreements is subject to tariffs. If NAFTA or CBTPA were repealed or altered in whole or in part, the Company believes that it could be at a serious competitive disadvantage relative to textile manufacturers in other parts of the world seeking to enter the United States market, which would have a material adverse effect on the Company. Moreover, there can be no assurance that the current favorable regulatory environment will continue or that other geographic areas will not be afforded similar regulatory advantages.

The World Trade Organization (often referred to as the "WTO"), a multilateral trade organization, was formed in January 1995 and is the successor to the General Agreement on Tariffs and Trade or "GATT". This multilateral trade organization has set forth mechanisms by which world trade in clothing is being progressively liberalized by phasing-out quotas and reducing duties. Quotas among WTO members are to be eliminated by the end of calendar year 2004. As it implements the WTO mechanisms, the U.S. government is negotiating bilateral trade agreements with developing countries (which are generally exporters of textile and apparel products) that are members of the WTO to get them to reduce their tariffs on imports of textiles and apparel in exchange for reductions by the United States in tariffs on imports of textiles and apparel. The elimination of quotas and the reduction of tariffs under the WTO is expected to result in increased imports of certain textile and apparel products into North America. These factors could make the Company's products less competitive against low cost imports from developing countries.

The Company expects to face a significant change in global competition in 2005 as a result of the impact of the WTO's phase-out of textile and apparel quotas. Tariffs on textile/apparel products are also being reduced (but not eliminated). In addition, China's admission to the WTO will have a significant impact on global textile and apparel trade. By gaining admission to the WTO, China is able to take advantage of the elimination of quota limitations on access to the U.S. market, and there could be a significant negative impact on the North American textile industry. With the arrival of 2005 and the elimination of quotas for WTO members, competitors in certain countries, most particularly, but not limited to, China, may have cost advantages compared to the Company. Accordingly, the Company believes it must fully utilize other competitive advantages it believes it has compared to Asian competitors. Among the advantages of the Company are its well-established relationships with its customers, its ability to respond quickly to its customers needs as well as the logistic advantages associated with its manufacturing being located in North America. However, there can be no assurance that these advantages will allow the Company to successfully compete with foreign textile producers.

The U.S., the Dominican Republic and the five Central American countries of Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua have signed the U.S./Dominican Republic-Central America Free Trade Agreement (DR-CAFTA). This merged trade agreement is awaiting Congressional consideration. DR-CAFTA will be a NAFTA-like agreement among the signature countries. The rules of origin will allow apparel to be imported into the United States without tariff provided the yarns and fabrics are formed in any participating country. This agreement would create an incentive for apparel manufacturers to use fabric from this region rather than from other parts of the world, which could be beneficial to the Company and other domestic textile manufacturers. Conversely, this agreement may result in an increase in the production and use of regional fabrics formed outside the U.S., which would be a disadvantage to the Company.



EMPLOYEES

The Company has approximately 1,500 employees. Unions do not represent any of the Company's employees and the Company is not aware of any efforts to organize any of its employees. The Company believes that its relations with its employees are good.


ENVIRONMENTAL

The Company is subject to various federal, state and local environmental laws and regulations concerning, among other things, wastewater discharges, storm water flows, air emissions, ozone depletion and solid waste disposal. The Company's plants generate very small quantities of hazardous waste, which are either recycled or disposed of off-site. Most of its plants are required to possess one or more discharge permits.

Two of the Company's South Carolina plants, the Delta 2 and Delta 3 Finishing Plants, have experienced high nitrate levels at the spray field for these plants. The Company is working with the South Carolina Department of Health and Environmental Control ("DHEC") to address this issue. On August 5, 2004, DHEC proposed a consent agreement, which establishes a groundwater mixing zone with nitrate parameters that the Company believes it can satisfy without additional, material cost or future violations. Although there is no assurance that the Company will be successful and it could face administrative penalties if it is not, the Company does not currently believe that this matter will have a material adverse impact on the Company's financial position.

In addition, the National Pollutant Discharge Elimination System ("NPDES") permit issued to the Delta 2 and Delta 3 Finishing Plants on April 1, 2004, contained a new parameter for zinc that the Company is supposed to meet by April 1, 2006. Discharges from nitrate recovery wells have exceeded this parameter. The Company has proposed to convert the recovery wells into monitoring wells to eliminate the zinc discharge and understands that DHEC is amenable to this approach. Although there is no assurance that the Company will be successful and it could be required to construct a zinc wastewater treatment feature and/or face administrative penalties if it is not, the Company does not currently believe that this matter will have a material adverse impact on the Company's financial position.

On June 30, 2000, the Company sold its Greensboro, North Carolina plant to the City of Greensboro. The Company had been working with environmental consultants in assessing groundwater contamination at this site. Because of these studies, one-half of the proceeds from the sale of the plant, consisting of approximately $400,000, were placed in an interest bearing escrow account to cover expenses related to this contamination. As of the date of this filing, approximately $306,000 remains in this escrow account. The Company recorded the sale net of estimated costs to remediate the property. The North Carolina Department of Environment and Natural Resources is requiring The Company to install a monitoring well on an adjacent property owner's land. The adjacent owner is requesting that The Company provide it with the sampling results and indemnify it from any contamination on its property. If contamination is discovered, the Company would likely face a claim for damages. At the time of this filing, management believes that the escrow is sufficient to cover any expenses related to the remediation of this property.

Delta Woodside's previously owned Nautilus business has been named as a "potentially responsible party" ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") with respect to three hazardous waste sites in North Carolina, South Carolina and Mississippi. To the Company's knowledge, all of the transactions with these sites were conducted by a corporation (the "Selling Corporation") whose assets were sold in 1990 pursuant to the terms of an order of the United States Bankruptcy Court to another corporation, the stock of which was subsequently acquired by the Company in January 1993.

At the North Carolina site, the Selling Corporation is listed as a "de Minimis" party, and at the South Carolina site, the Selling Corporation has been listed as an "insolvent" party and would appear to qualify as a "de Minimis" party. The Company believes that the Selling Corporation's share of the liabilities at either of these sites will be immaterial.

At the Mississippi site, the PRP group completed the surface removal action and investigated soil and groundwater contamination, both at the site and in the surrounding area. The Company's latest information is that the Selling Corporation is ranked eleventh out of a total of over 300 PRPs in contributions of material to the site, and, based on volume, the Selling Corporation contributed approximately 3% of the site's material. To the Company's knowledge, estimates of costs to clean-up the site were $4 million, and could be higher. Trichloromethane, one of the substances delivered by the Selling Corporation to the site, was found in the site's groundwater and at nearby drinking water wells. The EPA referred the site to the Mississippi Department of Environmental Quality ("MDEQ") in 1996. In August of 2001, MDEQ indicated to a third party that it was still considering action at the site. On June 16, 2004, MDEQ conducted a site investigation for an EPA RCRA contractor to determine if any homes around the site still used private water wells and located three such homes.

Although no assurance can be provided, the Company believes that it is shielded from liability at these three sites by the order of the United States Bankruptcy Court pursuant to which the Selling Corporation sold its assets to the corporation subsequently acquired by the Company. The Company has denied any responsibility at these three sites, has declined to participate as a member of the respective PRP groups, and has not provided for any reserves for costs or liabilities attributable to the Selling Corporation.

On January 10, 2000, the North Carolina Department of Environment and Natural Resources requested that the Company accept responsibility for investigating the discharge of hazardous substances at a hazardous waste site known as the Glen Raven Mills Site, Kings Mountain, North Carolina (the "Site"). A predecessor by merger of Delta Mills, Inc., Park Yarn Mills Company, Inc. ("Park Yarn"), owned the Site for approximately six (6) years, from 1977 to 1983 (prior to the time Delta Mills, Inc. became a subsidiary of Delta Woodside Industries, Inc.) Delta Mills, Inc. is aware of no evidence that Park Yarn discharged or deposited any hazardous substance at the Site or is otherwise a "responsible party" for the Site. Further, Park Yarn filed bankruptcy and was discharged in 1983. Although no assurance can be provided, any liability of Park Yarn for the Site may have been discharged by the bankruptcy order. Accordingly, the Company has denied any responsibility at the Site, declined to undertake any activities concerning the Site, and has not provided for any reserves for costs or liabilities attributable to Park Yarn.

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

ITEM 2  PROPERTIES

    The following table provides a description of the Company's principal facilities.

                                                                           Approximate
                                                                             Square
                      Location                           Utilization         Footage    Owned/Leased
                      --------                           -----------         -------    ------------


Greenville, SC                                         Admin Offices          17,400     Leased (1)
New York, NY                                           Sales Offices          10,245     Leased (2)
Beattie Plant, Fountain Inn, SC                        spin/weave            390,000        (3)
Estes Plant, Piedmont, SC                              spin/weave            332,000        (3)
Delta 3 Plant, Wallace, SC                             dye/finish            555,000        (3)
Pamplico and Cypress Plants, Pamplico, SC              spin/weave            419,000        (3)
Delta 2 Plant, Wallace, SC                             dye/finish            347,000        (3)


(1) Delta Woodside leases corporate offices in Greenville, SC that are used by the Company. The lease expires on December 31, 2008.
(2) Delta Woodside leases a sales office in New York, NY that is used by the Company. The lease expires in December of 2004.
(3) The title to these facilities and substantially all of the equipment located in these facilities is held by three South Carolina counties under a fee-in-lieu-of-taxes arrangement, which has the effect of substantially reducing the Company's property taxes in South Carolina. Although the Company can reacquire such property at a nominal price, this would currently cause a significant increase in the amount of property taxes paid by the Company.

Except as noted above, all of the above facilities are owned by the Company subject in certain cases to various outstanding liens. Delta Woodside leases corporate offices in Greenville, South Carolina. The lease on the corporate offices expires on December 31, 2008. Sales offices are leased in New York City under leases expiring in December 2004. At the date of execution of this Form 10-K, the Company's plants are operating at less than full production capacity. The Company believes that its equipment and facilities are generally adequate to allow it to remain competitive with its principal competitors.

During the year ended June 29, 2002, the Company announced the closing of its Furman Plant, a weaving facility located in Fountain Inn, South Carolina. The equipment run-out schedule was completed in October 2001. The Company has since liquidated or transferred substantially all of the assets associated with this facility except for the facility's real property. On August 24, 2004, the Company contracted to sell the real property for expected net proceeds of approximately $1.8 million. The sales price, net of selling costs, under the contract was approximately $847,000 less than the carrying amount of the asset on the Company's books. Based on this information relative to the fair value of the property at July 3, 2004, the Company recorded an impairment charge of approximately $847,000 for the fourth quarter of fiscal year 2004. The sale was subject to closing conditions, and the prospective purchaser has since terminated the proposed sale as permitted by the contract. The Company has lowered its offering price for the property to reflect the price in the terminated contract.

During the year ended June 28, 2003, the Company announced the closing of its Catawba Plant, a yarn manufacturing facility located in Maiden, North Carolina. The equipment run-out schedule was completed in April 2003, and the Company is in the process of liquidating the assets associated with this facility. The Company has replaced the production from this facility with purchased yarn from outside sources. At the date of execution of this Form 10-K, the Company has closed and plans to dispose of its Catawba facility in Maiden, NC.

The Company's accounts receivable and inventory, and certain other intangible property, including the capital stock of Delta Mills Marketing, Inc., secure the Company's credit facility.

ITEM 3. LEGAL PROCEEDINGS

All litigation to which the Company is a party is ordinary routine product liability litigation, contract breach litigation, or employment litigation incident to its business that does not depart from the normal kind of such actions. The Company believes that none of these actions should have a material adverse effect on its results of operations or financial condition taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to Instruction I (2)(c) to Form 10-K.


PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company is a wholly-owned subsidiary of Delta Woodside Industries, Inc. Accordingly, there is no established public trading market for the Company's common stock.

During 2001, the Company declared dividends of $2,900,000. The Company declared no dividends for fiscal year 2002, fiscal year 2003, or fiscal year 2004. The information concerning limitations on cash distributions contained under the subheading "Liquidity and Sources of Capital" under Item 7 is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
In Thousands, Except Ratios
                                                                                   Fiscal Year
                                                --------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS DATA:(1) (2)
                                                          2004             2003             2002             2001          2000
                                                ---------------  ---------------  ---------------  --------------- -------------
Net Sales                                             $174,358         $177,193         $174,673         $212,960      $276,511
Cost of Goods Sold                                     166,314          160,243          165,266          196,692       243,254
                                                ---------------  ---------------  ---------------  --------------- -------------
Gross Profit                                             8,044           16,950            9,407           16,268        33,257

Selling, general and administrative expenses            11,810           11,370           11,634           14,609        15,345
Impairment and restructuring expenses                      847              398            8,683
Other income                                               766              582              476              302           446
                                                ---------------  ---------------  ---------------  --------------- -------------
Operating Profit (Loss)                                 (3,847)           5,764          (10,434)           1,961        18,358
Interest expense                                         4,783            5,275            9,090           11,064        16,095
Interest (income)                                                                           (192)            (547)         (958)
Gain on Extinguishment of Debt                                            3,643           16,072            2,458         7,414
                                                ---------------  ---------------  ---------------  --------------- -------------
Income (Loss) from Continuing Operations
 Before Income Taxes                                   (8,630)            4,132           (3,260)          (6,098)       10,635
Income Tax Expense (Benefit)                           (3,164)            1,541           (1,198)          (2,192)        4,035
                                                ---------------  ---------------  ---------------  --------------- -------------
Income (Loss) from Continuing Operations               (5,466)            2,591           (2,062)          (3,906)        6,600
Loss from Discontinued Operations                                                                                          (174)
                                                ---------------  ---------------  ---------------  --------------- -------------
Net Income (Loss)                                     $(5,466)           $2,591          $(2,062)          $(3,906)      $6,426
                                                ===============  ===============  ===============  =============== =============
OTHER DATA:(1)
Depreciation and amortization                           $8,942           $9,114           $9,544          $11,310       $14,015

Capital expenditures                                     5,146            6,442            6,496            5,151         4,340

BALANCE SHEET DATA:
Working Capital                                        $17,599          $26,657          $37,338          $64,270       $95,158

Total assets                                           138,939          162,328          158,437          181,747       229,612

Total long-term debt                                    31,941           31,941           47,819           83,815       115,078

Shareholder's equity                                    44,444           49,910           47,319           49,381        56,187


NOTES TO SELECTED FINANCIAL DATA
(1)  The  Stevcoknit   knitted   fabrics   business  is  presented  as  part  of
     discontinued operations.

(2) Certain amounts prior to fiscal year 2003 have been reclassified to reflects the Company's adoption in fiscal year 2003 of SFAS 145 pertaining to the treatment of gain on retirement of debt. These reclassifications did not effect net income (loss) or shareholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE CURRENT ENVIRONMENT. In fiscal year 2004, we continued our efforts to become globally competitive in 2005 and beyond. Some items are largely under our control. We will continue to focus on inventory control, product innovation, cost-containment, improved product mix and the modernization of our Delta 3 finishing facility located in Wallace, SC. We have engaged a consulting company to assist us in developing a long-term financial strategy. We have continued to develop programs for improved quality and yield at our Delta 3 finishing facility. Outside of our control, however, are what we believe are unfair trade practices of foreign competitors, particularly, the Chinese government's policy of maintaining an artificially low valuation for its currency and of subsidizing China's textile industries to keep their manufacturing costs artificially low. We will, therefore, continue to monitor foreign trade legislation and appeal to our government officials to enforce current legislation and install a new trade policy that creates a level playing field. Our long-term success will hinge on government policy. There can be no assurances that the United States government will adopt policies favorable to us.

The Company expects to face a significant change in global competition in 2005 as a result of the WTO's phase-out of textile and apparel quotas by the end of calendar year 2004. Tariffs on textile/apparel products are also being reduced (but not eliminated). In addition, China's admission to the WTO will have a significant impact on global textile and apparel trade. By gaining admission to the WTO, China is able to take advantage of the elimination of quota limitations on access to the U.S. market, and there could be a significant negative impact on the North American textile industry. With the arrival of 2005 and the elimination of quotas for WTO members, certain countries, most particularly, but not limited to, China, may have cost advantages compared to the Company.
Accordingly, the Company believes it must fully utilize other competitive advantages it believes it has compared to Asian competitors. Among the advantages of the Company are its well-established relationships with its customers, its ability to respond quickly to its customers' needs as well as the logistical advantages associated with its manufacturing being located in North America. However, there can be no assurance that these advantages will allow the Company to successfully compete with foreign textile producers.

During the year ended June 28, 2003, the Company announced the closing of its Catawba Plant, a yarn manufacturing facility located in Maiden, North Carolina. The equipment run-out schedule was completed in April 2003 and the Company is in the process of liquidating the assets associated with this facility. The Company has replaced the production from this facility with purchased yarn from outside sources.

During the year ended June 29, 2002, the Company announced the closing of its Furman Plant, a weaving facility located in Fountain Inn, South Carolina. The equipment run-out schedule was completed in October 2001. The Company has since liquidated or transferred substantially all of the assets associated with this facility except for the facility's real property.

In August of 2004, the Company entered into a contract to sell the Furman Plan real property for expected net proceeds of approximately $1.8 million. The sales price, net of selling costs, under the contract was approximately $847,000 less than the carrying amount of the asset on the Company's books. Based on this information relative to the fair value of the property at July 3, 2004, the Company recorded an impairment charge of approximately $847,000 for the fourth quarter of fiscal 2004. The sale was subject to closing conditions, and the prospective purchaser has since terminated the proposed sale as permitted by this contract. The Company has lowered its offering price for the property to reflect the price in the terminated contract.

FISCAL YEAR 2004. Our fiscal year 2004 sales volume was down $2.8 million (1.6%). This was the result of a 17% decline in our commercial business somewhat offset by a 28% improvement in our sales of military fabric to apparel customers for ultimate use by the U.S. armed forces (which we refer to as our "Government Business," though we do not sell directly to the U.S. government). Reduced production volume associated with the downturn in commercial cottons created unabsorbed fixed overhead costs of approximately $9.0 million. This, coupled with increased cotton costs of approximately $2.3 million and an erosion of commercial product margins of approximately $1.8 million (due primarily to price deterioration) accounted for the losses suffered in fiscal year 2004. Somewhat offsetting these losses was an improvement in gross profit margin associated with the increased sales of our Government Business. We have continued to reduce costs and have managed our working capital well. Even with an $8.6 million pretax loss in fiscal year 2004, we were able to meet all financial obligations and reduce our revolving credit facility by $3.5 million. We also completed phase two and started work on the final phase (three) of our Delta #3 finishing plant modernization project. We are excited about the completion of this three-year modernization effort and the positive impact it will have on the quality and the service we will provide our customers in the future.

OUR OUTLOOK FOR FISCAL YEAR 2005. Looking forward to fiscal year 2005, on the commercial side of our business, we expect to continue to suffer from a high level of over capacity in the textile industry, inconsistent retail demand and pressure from foreign imports that we expect to intensify beginning in January 2005 with the removal of import quotas. While we believe the volume of commercial business will stabilize at approximately the fiscal year 2004 level, we believe there is also little hope for any pricing improvement, so we do not expect gross margin to improve in fiscal year 2005.

The outlook for our Government Business is better beginning in the last two quarters of our 2005 fiscal year. The U.S. Department of Defense ("DOD") recently introduced a new uniform design, the implementation of which should begin during the second quarter of our 2005 fiscal year. DOD has reduced fabric orders for the old uniform design in the last two quarters of calendar year 2004 (the first two quarters of our 2005 fiscal year) in anticipation of a surge in production of the new uniform design in the first two quarters of calendar year 2005. Working with DOD to accomplish the change to the new uniform has created a shortfall in our sales for the first quarter of our 2005 fiscal year; however, we believe we are well positioned to participate in production of the new uniform and anticipate an increase in our Government Business in the second half of our 2005 fiscal year and improved sales of this product line for the foreseeable future.

OUR 2005 REALIGNMENT PLAN. We are well aware of the negative forces in our industry that will adversely affect our operations in the future, and we realize we must do more in order to compete in 2005 and beyond. Therefore, we have developed a comprehensive realignment plan that will streamline the Company's operations and provide for significant cost reductions. As a result of this realignment plan, the Company expects to record a second quarter pretax asset impairment and restructuring charge to earnings ranging from $9.0 to $12.0 million comprised of approximately $3.0 to $4.0 million in cash charges and approximately $5.0 to $8.0 million of non-cash charges. We estimate that this aggressive cost reduction initiative will improve pretax earnings by $11.0 to $16.0 million when compared to fiscal year 2004 results, although there can be no assurance to this effect. The uncertainty associated with these anticipated charges relates to the timing and the amount of the charges resulting from the rollout of the detailed plan.

GMAC, our revolving
credit facility lender, has demonstrated its commitment to us by agreeing to revise the financial covenants in our credit facility to accommodate our realignment plan. We firmly believe that this plan will allow the Company to continue to meet its financial obligations, maintain GMAC's support, and define a path to profitability in the future.

RESULTS OF OPERATIONS FISCAL 2004 VERSUS FISCAL 2003

The following table summarizes the Company's results for Fiscal 2004 versus Fiscal 2003.

                                                                                   Increase/ (Decrease)
In thousands, except percentages                                                     From 2003 to 2004
                                                                                  ------------------------
                                                          2004           2003          $           %
                                                   ----------------------------------------------------------
Net Sales                                            $ 174,358      $ 177,193        $ (2,835)      (1.60)%
% of Net Sales                                          100.00%        100.00%

Gross Profit                                             8,044         16,950          (8,906)     (52.54)%
% of Net Sales                                           4.61%          9.57%

Selling, General and Administrative Expenses            11,810         11,370             440        3.87 %
% of Net Sales                                            6.77%          6.42%

Impairment and Restructuring Expenses                      847            398             449      112.81 %

Other Income                                               766            582             184       31.62 %

Operating Profit (Loss)                                 (3,847)         5,764          (9,611)    (166.74)%
% of Net Sales                                           (2.21)%         3.25%

Interest Expense (Net)                                   4,783          5,275            (492)      (9.33)%
% of Net Sales                                            2.74%          2.98%

Gain on Extinguishment of Debt                                          3,643          (3,643)    (100.00)%

Income (Loss) Before Income Taxes                       (8,630)         4,132         (12,762)    (308.86)%
% of Net Sales                                           (4.95)%         2.33%

Income Tax Expense (Benefit)                            (3,164)         1,541          (4,705)    (305.32)%
% of Net Sales                                           (1.81)%         0.87%

Net Loss                                                (5,466)         2,591          (8,057)    (310.96)%
% of Net Sales                                           (3.13)%         1.46%

Order Backlog                                         $ 41,567       $ 55,527       $ (13,960)     (25.14)%


NET SALES:
The 1.6% decline in net sales was the result of a 5.0% decline in unit sales partially offset by a 3.6% increase in average sales price. The unit sales decline was principally due to weaker retail sales in the Company's commercial cotton products and was partially offset by improved demand for military fabrics. The increased unit sales of military fabrics accounted for the majority of the average sales price increase.

GROSS PROFIT:
The $8.9 million decline in gross profit was primarily due to unabsorbed manufacturing cost increases associated with reduced plant operating schedules resulting primarily from reduced customer demand for the Company's commercial cotton products. This created approximately $9.0 million of unabsorbed fixed overhead costs. Also contributing to the decline in gross profit was approximately $2.3 million associated with increased cotton raw material costs. These factors were partially offset by increased profit margins associated with increased military fabric sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Approximately half of the $0.4 million increase in selling, general and administrative expenses was due to the extra week of fixed expenses in the 53-week 2004 fiscal year. The balance of the increase was due to increased credit insurance costs associated with increased sales to customers based in the Caribbean.

IMPAIRMENT AND RESTRUCTURING EXPENSES:
The $847,000 impairment charge recorded in fiscal year 2004 reflects the Company's change in the estimated fair value of the Company's Furman Plant, which is accounted for as an asset held for sale. In fiscal year 2003, expenses in this category, totaling $398,000, represented exit costs associated with the closing of the Company's Catawba Plant.

OTHER INCOME:
Other income for both the 2004 and 2003 fiscal years was primarily associated with asset disposals associated with the Company's two closed facilities, the Furman Plant and the Catawba Plant, and in fiscal year 2004, included the involuntary conversion of insured equipment at the Beattie facility. The remaining net book value for both the Catawba and Furman facilities is shown as assets held for sale on the Company's consolidated balance sheet.

OPERATING PROFIT (LOSS):
The majority of the $9.6 million decline in operating profit was the result of unabsorbed manufacturing cost increases of approximately $9.0 million associated with reduced plant operating schedules. Other contributing factors are discussed above.

INTEREST EXPENSE, NET, AND GAIN ON EXTINGUISHMENT OF DEBT:
The $0.5 million decrease in net interest expense was due to the reduction in the outstanding principal amount of the Company's 9.625% Senior Notes resulting from repurchases in fiscal year 2003 which was somewhat offset by an increase in the borrowings outstanding under the revolving credit facility as described below. The $3.6 million gain on extinguishment of debt in fiscal year 2003 was the result of repurchases of Senior Notes during fiscal year 2003, the majority of which were the result of the "Modified Dutch Auction" in the fourth quarter of fiscal year 2003 as described below.

On March 5, 2003, the Company completed a "Modified Dutch Auction" tender offer for a portion of its Senior Notes. In April of 2003, as a result of the "Modified Dutch Auction", a total principal amount of $12,798,000 of notes was tendered by holders of the notes and accepted for payment by the Company. The "Clearing Price" of $790 per $1,000 principal amount was paid on April 7, 2003 to all holders who tendered their notes. The Company paid a total of $10,110,420, plus accrued interest of $123,181, to repurchase the notes. To fund this transaction, the Company used funds borrowed under its revolving credit facility and recorded a gain of $2.3 million in the fourth quarter of fiscal year 2003 related to this transaction.

INCOME TAX EXPENSE (BENEFIT):
The effective tax rate of 36.7% for the year ended July 3, 2004 is approximately the same as the 37.3% effective tax rate for the year ended June 28, 2003.

NET INCOME (LOSS):
The $8.1 million decrease in net income for fiscal year 2004 was primarily due to the deterioration of gross margins, and was somewhat offset by a decrease in net interest expense. Each of these items is discussed above.

ORDER BACKLOG:
The $13.9 million decrease in the order backlog was primarily due to the decline in orders for the Company's commercial cotton products as a result of a high level of over capacity in the textile industry, pressure from foreign imports and inconsistent demand at retail. This decline was somewhat offset by an increase in orders for uniform fabrics used in apparel sold to the United States Department of Defense. Over the last several years, many of the Company's commercial customers have shortened lead times for delivery requirements.
Because of shortened lead-times coupled with inconsistent demand at retail, management believes that the order backlog at any given point in time may not be an indication of future sales.

ADOPTION OF ACCOUNTING STANDARDS:
In December 2003, the Financial Accounting Standards Board (FASB) revised Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which was originally issued in January 2003, to provide guidance regarding issues arising from the implementation of FIN 46. This interpretation addresses the consolidation by business enterprises of variable interest entities, as defined in the interpretation, and sets forth additional disclosure regarding such interests. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those variable interest entities that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of FIN 46 did not affect the Company's consolidated financial statements.

RESULTS OF OPERATIONS FISCAL 2003 VERSUS FISCAL 2002

The following  table  summarizes  the  Company's  results for Fiscal 2003 versus
Fiscal 2002.

                                                                                   Increase/ (Decrease)
In thousands, except percentages                                                    From 2002 to 2003
                                                                                  -----------------------
                                                         2003            2002         $           %
                                                 ------------------------------------------------------------
Net Sales                                           $ 177,193       $ 174,673        $ 2,520        1.44 %
% of Net Sales                                         100.00%         100.00%

Gross Profit                                           16,950           9,407          7,543       80.18 %
% of Net Sales                                           9.57%           5.39%

Selling, General and Administrative Expenses           11,370          11,634           (264)      (2.27)%
% of Net Sales                                           6.42%           6.66%

Impairment and Restructuring Expenses                     398           8,683         (8,285)     (95.42)%

Other Income                                              582             476            106       22.27 %

Operating Profit (Loss)                                 5,764         (10,434)        16,198     (155.24)%
% of Net Sales                                           3.25%          (5.97)%

Interest Expense (Net)                                  5,275           8,898         (3,623)     (40.72)%
% of Net Sales                                           2.98%           5.09%

Gain on Extinguishment of Debt                          3,643          16,072        (12,429)     (77.33)%

Income (Loss) Before Income Taxes                       4,132          (3,260)         7,392     (226.75)%
% of Net Sales                                           2.33%          (1.87)%

Income Tax Expense (Benefit)                            1,541          (1,198)         2,739     (228.63)%
% of Net Sales                                           0.87%          (0.69)%

Net Loss                                                2,591          (2,062)         4,653     (225.65)%
% of Net Sales                                           1.46%          (1.18)%

Order Backlog                                        $ 55,527        $ 47,813        $ 7,714       16.13%



NET SALES:
Unit sales were approximately the same for both fiscal year 2003 and fiscal year 2002. The 1.44% increase in sales for fiscal year 2003 was principally due to an increase of 2.20% in average sales price as a result of a change in product mix. At the end of fiscal year 2003, there were approximately $6.0 million in sales order deferments that remained in finished inventory as of June 28, 2003.

GROSS PROFIT:
The majority of the $7.5 million gross profit improvement in fiscal year 2003 versus fiscal year 2002 was due to lower cotton raw material costs. Also contributing to the gross profit increase were reduced manufacturing costs as a result of the cost reduction program put in place at the beginning of fiscal year 2003. These cost reductions were somewhat offset by disruption costs associated with the modernization of the Estes cotton weaving facility and continued downward pressure on sales prices caused by cotton garment manufacturers expanding their supplier base to gain more competitive prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
The $0.3 million decrease in this category in fiscal year 2003 was due primarily to a reduction in compensation expense that was somewhat offset by increases in insurance, legal and other fixed costs.

IMPAIRMENT AND RESTRUCTURING EXPENSES:
During the year ended June 28, 2003, the Company incurred restructuring expenses of $0.4 million related to the closing of its Catawba plant, a yarn manufacturing facility in Maiden, NC. During the year ended June 29, 2002, the Company incurred impairment and restructuring expenses of $8.7 million related to the closing of its Furman plant, a weaving only facility in Fountain Inn, SC. The net book value of the closed facilities is presented as assets held for sale on the consolidated balance sheet as of June 28, 2003.

OTHER INCOME:
Other income was $0.6 million for fiscal year 2003, primarily from gains on equipment sales that occurred in the first quarter. In fiscal year 2002, other income was $0.5 million, primarily from gains on equipment sales that occurred in the fourth quarter.

OPERATING PROFIT (LOSS):
The $16.2 million improvement in operating profit was principally the result of a $7.6 million improvement in gross profit and a reduction of $8.3 million in impairment and restructuring expenses discussed above.

INTEREST EXPENSE, NET:
The $3.6 million decrease in net interest expense in fiscal year 2003 versus fiscal year 2002 was principally due to the purchase of a portion of the Company's 9.625% Senior Notes and was somewhat offset by an increase in revolver debt at a substantially lower rate of interest. Interest expense for fiscal year 2003 also reflected $0.4 million of capitalized interest, as a result of the Company's 2003 capital expenditures.

GAIN ON EXTINGUISHMENT OF DEBT:
During fiscal year 2003, the Company purchased $15.9 million face amount of its 9.625% Senior Notes for $11.9 million, and incurred expenses related to the purchase of approximately $0.2 million. The Company recognized a gain of $3.6 million after the write-off of deferred loan costs of $0.2 million. During fiscal year 2002, the Company purchased $36.0 million face amount of its 9.625% Senior Notes for $19.4 million. The Company recognized a gain of $16.1 million after the write-off of deferred loan costs of $0.5 million.

INCOME TAX EXPENSE (BENEFIT):
The effective tax rate of 37.3% for the year ended June 28, 2003 is higher than the 36.7% effective tax rate for the year ended June 29, 2002, primarily because of the effect of nondeductible permanent differences on pretax income in fiscal year 2003 compared to pretax losses in 2002.

NET INCOME (LOSS):
The $4.7 million improvement in net income in fiscal year 2003 was primarily due to the pretax, year-to-year changes in each of the following: $7.6 million improvement in gross profit, $8.3 million reduction in impairment and restructuring expenses, and a $3.6 million reduction in net interest expense. These items were somewhat offset by a $12.4 million reduction in gain on extinguishment of debt. Each of these items is discussed above.

ORDER BACKLOG:
The majority of the $7.7 million increase in order backlog was in the uniform fabrics used in apparel sold to the United States Department of Defense.

LIQUIDITY AND SOURCES OF CAPITAL

SOURCES AND USES OF CASH. The Company's primary sources of liquidity are cash flow from operations and its revolving credit facility with GMAC. The Company generated $7.8 million in cash from operations in fiscal year 2004, principally from a $9.1 million reduction in working capital, where working capital is defined as current assets less current liabilities. An $11.8 million reduction in inventory, a $5.9 million reduction in accounts receivable and a $1.8 million increase in accrued employee compensation somewhat offset by reductions in the outstanding balance on the revolving credit facility, trade accounts payable, income taxes payable and accrued and sundry liabilities accounted for the majority of the reduction in working capital. Also contributing to the Company's cash sources was $0.9 million in proceeds from the sale of unused assets. Year over year, inventory turns were approximately the same while days sales in accounts receivable improved approximately 10%.

The Company used cash in fiscal year 2004 to reduce debt and deferred compensation liabilities by $6.4 million and to fund capital expenditures of $5.1 million. Throughout the year, amounts available under the Company's revolving credit facility were used to fund short-term cash flow needs; however, for the fiscal year, repayments on the revolving credit facility exceeded borrowings by $3.5 million. Availability on the revolving credit facility was $12.5 million at July 3, 2004 and the Company was in compliance with the credit facility's financial covenants at July 3, 2004. The Company reduced debt associated with its deferred compensation plan by $2.9 million.

Capital expenditures were primarily used for the second phase of the Company's modernization project at its Delta 3 cotton finishing plant. On November 6, 2002, the Company announced that it had started a major capital project to modernize its Delta 3 cotton finishing plant in Wallace, S.C. This plan was divided into three phases. The first phase consisted of the installation of a new dye range that was completed in June of fiscal year 2003. The majority of the $6.4 million in capital expenditures for fiscal year 2003 were for this project. The second phase consisted of the installation of a new print range and a new prep range that was completed in early fiscal year 2005. The majority of the $5.1 million in capital expenditures for fiscal year 2004 were for this project. The third phase will start in fiscal year 2005 and consists of the installation of a new dye range that will be designed for wide fabric finishing. The majority of the $4.0 million capital expenditures planned for fiscal year 2005 will be spent on this project, primarily in the third and fourth quarter of fiscal year 2005, which ends on July 2, 2005. With the completion of phases one and two of this modernization plan, the Company will be positioned to provide long-term support for its government business and long-term support for an improved quality product for its commercial cotton business. The completion of phase three will further enhance the Company's ability to meet the needs of its cotton business on a cost effective and profitable basis and compete more effectively in the industry in 2005 and beyond.

With its entry into the October 2004 amendment to the GMAC revolving credit agreement described below and subject to completion of the Company's 2005 realignment discussed above, the Company believes that the cash flows generated by its operations and funds available under the Company's credit facility should be sufficient to service its debt, to satisfy its day-to-day working capital needs and to fund its planned capital expenditures for the next twelve months and beyond.

DELTA MILLS' 9.625% SENIOR NOTES. On August 25, 1997, the Company issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At July 3, 2004, the outstanding balance of the notes was $31,941,000, unchanged from the balance at June 28, 2003. During the year ended June 28, 2003, the Company acquired $15,878,000 in aggregate principal amount of its 9.625% Senior Notes for $12,060,000 (including expenses of approximately $172,000). The purchase was funded by borrowings under the Company's revolving credit facility.

THE GMAC REVOLVING CREDIT FACILITY. The Company has a revolving credit facility with GMAC with a term lasting until March 2007. Borrowings under this credit facility are based on eligible accounts receivable and inventories of the Company. The facility is secured by the accounts receivable, inventories and capital stock of the Company. The average interest rate on the credit facility was 4.362% at July 3, 2004 and is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $21.4 million and $24.9 million as of July 3, 2004 and June 28, 2003, respectively. As of July 3, 2004, the revolver availability was approximately $12.5 million, net of the $7 million availability reduction described below.

Prior to April 19, 2004, the GMAC credit facility had a maximum loan amount of $50 million, and prior to August 18, 2004 had financial covenants that required the Company to comply with a maximum leverage ratio and a minimum fixed coverage charge ratio. As a result of the operating loss in the third quarter of fiscal year 2004, the Company was not in compliance with the maximum leverage ratio covenant at the end of that quarter. On April 19, 2004, GMAC granted the Company a waiver and amendment that waived the existing default with respect to the maximum leverage ratio covenant, temporarily amended the maximum leverage ratio covenant for the fourth quarter of fiscal year 2004, and temporarily eliminated the fixed charge coverage ratio covenant for the fourth quarter of fiscal year 2004. The Company was in compliance with these amended covenants at July 3,
2004. The April 2004 waiver and amendment also reduced the Company's availability under the credit facility by $7 million for the remaining term of the facility and increased the interest rates under the credit facility by 125 basis points; however, the interest rates will revert to their pre-amendment levels if the Company has net income for fiscal year 2005 and no event of default exists under the credit facility. On August 18, 2004, the Company entered into further amendments to the GMAC credit facility pursuant to which the maximum availability was reduced to $38 million, and the maximum leverage ratio and fixed charge coverage ratio covenants were replaced with a minimum Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) covenant. The new covenant sets required minimum EBITDA levels for each quarter of fiscal year 2005 and provides that it will constitute an event of default if the Company and its lender fail to agree by the end of fiscal year 2005 to minimum EBITDA levels for the remainder of the term of the revolving credit facility.

On October 18, 2004, GMAC, the lender under Delta Mills' revolving credit facility, agreed to an amendment to the financial covenants in the credit facility to reduce the required minimum EBITDA levels for each quarter of fiscal year 2005. This amendment is expected to allow the Company to remain in compliance with these covenants while executing its realignment plan.

RESTRICTIVE COVENANTS. The Company's credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to the Company's stock is permitted if there is no event of default and there is at least $1 of availability under the facility. The indenture pertaining to the Company's 9.625% Senior Notes also contains restrictive covenants that restrict additional indebtedness, dividends, and investments by the Company and its subsidiaries. The payment of dividends with respect to the Company's stock is permitted if there is no event of default under the indenture and after payment of the dividend, the Company could incur at least $1 of additional indebtedness under a fixed charge coverage ratio test. Dividends are also capped based on cumulative net income and proceeds from the issuance of securities and liquidation of certain investments. The Company may loan funds to Delta Woodside subject to compliance with the same conditions. At July 3, 2004, the Company was prohibited by these covenants from paying dividends and making loans to Delta Woodside. During the year ended July 3, 2004 and the year ended June 28, 2003, the Company did not pay any dividends to the Delta Woodside.

OTHER MATTERS. The Company assigns a substantial portion of its trade accounts receivable to GMAC Commercial Finance LLC (the "Factor") under a factor agreement. The assignment of these receivables is primarily without recourse, provided that customer orders are approved by the Factor prior to shipment of goods, up to a maximum for each individual account. The assigned trade accounts receivable are recorded on the Company's books at full value and represent amounts due the Company from the Factor. There are no advances from the Factor against the assigned receivables. All factoring fees are recorded on the Company's books as incurred as a part of selling, general and administrative expenses.

The Company has entered into agreements, and has fixed prices, to purchase cotton for use in its manufacturing operations. At July 3, 2004, minimum payments under these contracts with non-cancelable contract terms were $7.1 million.

During 1998, the Delta Woodside received notices from the State of North Carolina asserting deficiencies in state corporate income and franchise taxes for the Delta Woodside's 1994 - 1997 tax years. The total assessment proposed by the State amounted to $1.5 million, which included interest and penalties at that time. The assessment was delayed pending an administrative review of the case by the State. In October 2002, the State proposed a settlement in which the Delta Woodside would have paid approximately 90% of the assessed amount plus a portion of certain penalties for the Delta Woodside's tax years 1994 - 2000. Delta Woodside rejected this offer and continued with its appeal due to management's belief that the State's legal position is in conflict with established principles of federal constitutional law. Delta Woodside considers all exposures in determining probable amounts of payment; therefore, any payment in settlement of this matter is not expected to result in a material impact on the Company's results of operations.

CONTRACTUAL OBLIGATIONS. As of July 3, 2004, the Company had contractual obligations in the form of leases, cotton commitments, deferred compensation, debt, and related interest as follows (in thousands):

                           Payments Due by Fiscal Year

        Contractual Obligations           2005       2006        2007        2008         2009     Thereafter     Total
                                       ---------------------- ----------- ------------ ----------- ----------- ------------

Cotton Commitments                          $7,093                                                                  $7,093
Deferred Compensation                        2,365     1,604         773                                             4,742
Non-Cancelable Operating Leases                248        82          77           76          37                      520
Revolving Credit Facility                                         21,388                                            21,388
Long-Term Debt                                                                 31,941                               31,941
Interest Payments on Long-Term Debt          3,074     3,074       3,074          512                                9,734
                                       ----------- ---------- ----------- ------------ ----------- ----------- ------------
Total                                      $12,780    $4,760     $25,312      $32,529         $37          $0      $75,418
                                       =========== ========== =========== ============ =========== =========== ============


CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.

Impairment of Long - Lived Assets: In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of by sale are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Estimates of future cash flows and asset selling prices are inherently uncertain. Different estimates could result in materially different carrying amounts.

Income Taxes: The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). The Company recognizes deferred income taxes, net of any valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. As of July 3, 2004 and June 28, 2003, the Company had approximately $3.7 million and $6.9 million, respectively, in net deferred tax liabilities.

The Company evaluates on a regular basis the realizability of its deferred tax assets for each taxable jurisdiction. In making this assessment, management considers whether it is more likely than not that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence, both positive and negative, in making this assessment. In addition, management monitors and assesses the need to change estimates with respect to tax exposure reserve items, resulting in income tax expense increases or decreases occurring in the period of changes in estimates.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY RISK SENSITIVITY

As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Under these contracts, nonperformance by either the buyer or the seller may result in net cash settlement of the difference between the current market price of cotton and the contract price. The Company has not utilized the net settlement provision in the past, and does not anticipate using it in the future. The Company may seek to fix prices up to 18 months in advance of delivery. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton for the Company. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. At July 3, 2004, a 10% decline in the market price of the cotton covered by the Company's fixed price contracts would have a negative impact of approximately $0.7 million on the value of the contracts. At the end of fiscal year 2003, a 10% decline in the market price of the Company's fixed price contracts would have had a negative impact of approximately $0.8 million on the value of the contracts. The decline in the potential negative impact from 2003 to 2004 is due principally to current cotton commitments being at lower average prices than in fiscal year 2003.



INTEREST RATE SENSITIVITY

The revolving credit facility is sensitive to changes in interest rates. Interest is based on a spread over LIBOR or a base rate. An interest rate increase would have a negative impact to the extent the Company borrows against the revolving credit facility. The impact would be dependent on the level of borrowings incurred. As of July 3, 2004, an increase in the interest rate of 1% would have a negative impact of approximately $214,000 on annual interest expense. As of June 28, 2003, an increase in the interest rate of 1% would have had a negative impact of approximately $249,000 on annual interest expense. The decrease in the negative impact is due to the decreased borrowings under the revolving credit facility in fiscal year 2004.

An interest rate change would not impact the Company's cash flows on the fixed rate ten year Senior Notes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                 Page
                                                                                                -------
Report of KPMG  LLP                                                                               27
Consolidated Balance Sheets as of July 3, 2004 and June 28, 2003                                  28
Consolidated Statements of Operations for the fiscal years ended July 3, 2004,
                      June 28, 2003 and June 29, 2002                                             30
Consolidated Statements of Shareholder's Equity  for the fiscal years ended July 3, 2004,
                      June 28, 2003 and June 29, 2002                                             31
Consolidated Statements of Cash Flows for the fiscal years ended July 3, 2004,
                      June 28, 2003 and June 29, 2002                                             32
Notes to Consolidated Financial Statements                                                        33




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



THE BOARD OF DIRECTORS
DELTA MILLS, INC.:

We have audited the accompanying consolidated balance sheets of Delta Mills, Inc. and subsidiaries as of July 3, 2004 and June 28, 2003 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended July 3, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Mills, Inc. and subsidiaries at July 3, 2004 and June 28, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended July 3, 2004, in conformity with U.S. generally accepted accounting principles.




                                    /s/ KPMG  LLP
                                    KPMG LLP



Greenville, South Carolina
July 30, 2004, except as to Note C, which is as of October 15, 2004


CONSOLIDATED BALANCE SHEETS Delta Mills, Inc.
(In Thousands)

                                                               July 3, 2004             June 28, 2003
                                                       ---------------------    ----------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                            $585                      $520
  Accounts receivable:
     Factor and other                                                38,613                    44,628
    Less allowances for returns                                          20                       180
                                                       ---------------------    ----------------------
                                                                     38,593                    44,448
  Inventories
     Finished goods                                                   6,613                     7,711
     Work in process                                                 18,877                    25,765
     Raw materials and supplies                                       6,889                    10,659
                                                       ---------------------    ----------------------
                                                                     32,379                    44,135

  Deferred income taxes                                               1,113                     1,517
  Other assets                                                          302                       520
                                                       ---------------------    ----------------------
                      TOTAL CURRENT ASSETS                           72,972                    91,140
                                                       ---------------------    ----------------------

ASSETS HELD FOR SALE                                                  2,495                     3,948

PROPERTY, PLANT AND EQUIPMENT, at cost
     Land and land improvements                                       1,587                     1,587
     Buildings                                                       31,006                    30,943
     Machinery and equipment                                        116,696                   109,623
     Furniture, fixtures and office equipment                        11,948                     9,789
     Lease improvements                                               1,030                     1,030
     Construction in progress                                           765                     4,427
                                                       ---------------------    ----------------------
                                                                    163,032                   157,399
     Less accumulated depreciation and amortization                  99,907                    90,618
                                                       ---------------------    ----------------------
                                                                     63,125                    66,781

DEFERRED LOAN COSTS
             less accumulated amortization of $5,746
             and $5,634 in 2004 and 2003 respectively                   347                       459

                                                       ---------------------    ----------------------
                                                                   $138,939                  $162,328
                                                       =====================    ======================


CONSOLIDATED BALANCE SHEETS Delta Mills, Inc.
(In Thousands, except share amounts)


                                                               July 3, 2004           June 28, 2003
                                                          ------------------      ------------------

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                             $7,879                 $14,217
  Revolving credit facility                                          21,388                  24,856
  Payable to Affiliates                                               3,686                   3,517
  Accrued employee compensation                                       3,179                   1,414
  Income taxes payable                                               13,698                  13,698
  Accrued and sundry liabilities                                      5,543                   6,781
                                                          ------------------      ------------------
                    TOTAL CURRENT LIABILITIES                        55,373                  64,483

LONG-TERM DEBT                                                       31,941                  31,941
DEFERRED INCOME TAXES                                                 4,853                   8,421
DEFERRED COMPENSATION                                                 2,334                   7,573
SHAREHOLDER'S EQUITY
  Common Stock - par value $.01 a share -  authorized
    3,000 shares, issued and outstanding 100 shares
    Additional paid-in capital                                       51,792                  51,792
    Accumulated deficit                                             (7,348)                 (1,882)
                                                          ------------------      ------------------
                                                                     44,444                  49,910
COMMITMENTS AND CONTINGENCIES
                                                          ------------------      ------------------
                                                                   $138,939                $162,328
                                                          ==================      ==================





See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Delta Mills, Inc.
(In Thousands)

                                                                     Year Ended        Year Ended       Year Ended
                                                                    July 3, 2004     June 28, 2003     June 29, 2002
                                                                 ----------------  ---------------- -----------------

Net sales                                                               $174,358          $177,193          $174,673
Cost of goods sold                                                       166,314           160,243           165,266
                                                                 ----------------  ---------------- -----------------
GROSS PROFIT                                                               8,044            16,950             9,407
Selling, general and administrative expenses                              11,810            11,370            11,634
Impairment and restructuring expenses                                        847               398             8,683
Other income                                                                 766               582               476
                                                                 ----------------  ---------------- -----------------
  OPERATING PROFIT (LOSS)                                                 (3,847)            5,764           (10,434)
Other (expense) income:
  Interest expense                                                        (4,783)           (5,275)           (9,090)
  Interest income                                                                                                192
  Gain on extinguishment of debt                                                             3,643            16,072
                                                                 ----------------  ---------------- -----------------
                                                                          (4,783)           (1,632)            7,174
                                                                 ----------------  ---------------- -----------------
INCOME (LOSS) BEFORE INCOME TAXES                                         (8,630)            4,132            (3,260)
Income tax expense (benefit)                                              (3,164)            1,541            (1,198)
                                                                 ----------------  ---------------- -----------------

NET INCOME (LOSS)                                                        $(5,466)           $2,591           $(2,062)
                                                                 ================  ================ =================





See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
Delta Mills, Inc.
(In Thousands)


                                                              Additional                                   Total
                                      Common Stock             Paid-In                                   Shareholder's
                                Shares          Amount         Capital        Accumulated Deficit          Equity
                             --------------  -------------  ---------------  -----------------------  -----------------
Balance at June 30, 2001               100             $0          $51,792                  $(2,411)           $49,381
  Net Loss                                                                                   (2,062)            (2,062)
                             --------------  -------------  ---------------  -----------------------  -----------------
Balance at June 29, 2002               100              0           51,792                   (4,473)            47,319
  Net Income                                                                                  2,591              2,591
                             --------------  -------------  ---------------  -----------------------  -----------------
Balance at June 28, 2003               100              0           51,792                   (1,882)            49,910
  Net Loss                                                                                   (5,466)            (5,466)
                             --------------  -------------  ---------------  -----------------------  -----------------
Balance at July 3, 2004                100             $0          $51,792                  $(7,348)           $44,444
                             ==============  =============  ===============  =======================  =================









See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
Delta Mills, Inc.
(In Thousands)
                                                                      Year Ended           Year Ended            Year Ended
                                                                     July 3, 2004         June 28, 2003         June 29, 2002
                                                                   ------------------   ------------------    ------------------
OPERATING ACTIVITIES
  Net income (loss)                                                         $(5,466)               $2,591              $(2,062)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation                                                             8,830                8,979                 9,174
     Amortization                                                               112                  135                   370
     Decrease in deferred loan costs                                                                  175                   541
     Discount to face value on repurchase of bonds                                                (3,818)              (16,613)
     Impairment and restructuring expenses                                      847                  398                 8,683
     Change in deferred income taxes                                         (3,164)              (1,089)               (1,225)
     Gains on disposition of property
        and equipment                                                          (253)                (433)                 (356)
     Changes in operating assets and liabilities:
        Accounts receivable                                                   5,855                5,407              (12,251)
        Inventories                                                          11,756              (11,388)                10,455
        Other current assets                                                    218                 (495)                   522
        Deferred compensation                                                (2,920)                 306                   672
        Accounts payable and accrued expenses                                (7,997)               3,732                 4,512
                                                                   ------------------   ------------------    ------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                           7,818                4,500                 2,422
                                                                   ------------------   ------------------    ------------------

INVESTING ACTIVITIES Property, plant and equipment:
     Purchases                                                               (5,146)              (6,442)               (6,496)
     Proceeds of dispositions                                                   861                  807                   429
                                                                   ------------------   ------------------    ------------------
           NET CASH USED IN
                         INVESTING ACTIVITIES                                (4,285)              (5,635)               (6,067)
                                                                   ------------------   ------------------    ------------------

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit                                   176,501              195,461                44,979
  Repayments on revolving lines of credit                                  (179,969)            (181,970)              (33,614)
  Repurchase and retirement of long-term debt                                                    (11,888)              (19,383)
                                                                   ------------------   ------------------    ------------------
          NET CASH PROVIDED BY (USED IN)
                          FINANCING ACTIVITIES                               (3,468)               1,603               (8,018)
                                                                   ------------------   ------------------    ------------------

INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                                                        65                  468              (11,663)

Cash and cash equivalents at beginning of year                                  520                   52                11,715
                                                                   ------------------   ------------------    ------------------
         CASH AND CASH EQUIVALENTS AT END OF YEAR                              $585                 $520                   $52
                                                                   ==================   ==================    ==================







See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS: The Company manufactures woven fabrics that are sold to customers. The Company's operations, all within the textile industry, are considered a single business segment.

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Delta Mills, Inc. and Delta Mills Marketing, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Delta Mills, Inc. and Delta Mills Marketing, Inc. are wholly-owned subsidiaries of Delta Woodside Industries, Inc. ("Delta Woodside" or "DWI").

CASH  EQUIVALENTS:  The Company  considers  all highly liquid  investments  with
initial   maturities  of  three  months  or  less  when  purchased  to  be  cash equivalents.

INVENTORIES: Inventories are stated at the lower of cost or market determined using the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is stated on the basis of cost. Depreciation is computed using the straight-line method for financial reporting based on estimated useful lives of three to thirty-two years, but predominantly over seven to fourteen years.

IMPAIRMENT OF LONG-LIVED ASSETS: In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets held for sale are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Prior to June 30, 2002, the impairment of long-lived assets was accounted for in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

REVENUE RECOGNITION: Sales are recorded upon shipment or designation of specific goods for later shipment at customers' request with related risk of ownership passing to such customers.

DEFERRED LOAN COSTS: Deferred loan costs are being amortized over the life of the related debt which is primarily ten years.

INCOME TAXES: Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and net operating losses and tax credit carryforwards. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

ENVIRONMENTAL COSTS: Environmental compliance cost, including ongoing maintenance, monitoring and similar costs, are expensed as incurred. Environmental remediation costs are accrued, except to the extent costs can be capitalized, when remedial efforts are probable, and the cost can be reasonably estimated.

COTTON PROCUREMENT: The Company contracts to buy cotton with future delivery dates at fixed prices in order to reduce the effects of fluctuations in the prices of cotton used in the manufacture of its products. These contracts are settled by delivery and are not used for trading purposes. The Company commits to fixed prices on a percentage of its cotton requirements up to eighteen months in the future. If market prices for cotton fall below the Company's committed fixed costs and it is estimated that the cost of cotton is not recoverable in future sales of finished goods, the differential is charged to income at that time. The Company's management has determined that its cotton buying contracts meet the criteria for exclusion under the normal purchases and normal sales exemption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its related amendments.

STOCK OPTIONS: The Company participates in the Delta Woodside Industries Inc. Stock Option Plan, the 2004 Stock Award Plan, and the Incentive Stock Award Plan. The Company applies the intrinsic value-based method of accounting for its stock option plans, in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," (APB
25), and related interpretations. Under this method, compensation expense for stock options is recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. Compensation expense for the Company's incentive stock award programs is approximately the same under APB 25 as it would under SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). If the Company had determined compensation expense at fair value for stock options, as under SFAS No. 123, the Company's net loss would have been as follows:

(In thousands)                                              Year Ended               Year Ended              Year Ended
                                                            July 3, 2004             June 28, 2003           June 29, 2002
                                                            -----------------        ------------------      -----------------

Net income (loss), as reported                           $           (5,466)      $             2,591        $       (2,062)

Add stock based employee compensation expense
included in reported net income (loss), net of tax                       25                       174                   136

Less total stock based compensation expense
   determined under fair value based method, net
   of related tax effects                                               (25)                     (496)                 (491)
                                                            -----------------        ------------------      -----------------

Pro forma net income (loss)                              $           (5,466)      $             2,269        $       (2,417)
                                                            =================        ==================      =================



RECENT ACCOUNTING PRONOUNCEMENTS: In April 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 145, "Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, Statement No. 145, through the rescission of Statement No. 4, no longer requires extraordinary item treatment for gains and losses from the extinguishment of debt, unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria established in APB 30. The Statement was effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period items that do not meet the extraordinary item classification criteria in APB 30. Upon adoption, the Company reclassified all extraordinary gains recognized for the early extinguishment of debt as a component of income (loss) before income taxes for all financial statement periods presented.

ESTIMATES: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying values of the Company's financial instruments, except for those disclosed in Note C, approximate their estimated fair values due to either the short-term maturities of such instruments or minor interest rate differentials.

FISCAL YEAR: The Company's operations are based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to June 30. Fiscal years 2003 and 2002 each consisted of 52 weeks. Fiscal year 2004 consisted of 53 weeks.


NOTE B--ACCOUNTS RECEIVABLE AND MAJOR CUSTOMERS

The Company assigns a substantial portion of its trade accounts receivable to GMAC Commercial Credit LLC (the Factor) under a factor agreement. The assignment of these receivables is primarily without recourse, provided that customer orders are approved by the Factor prior to shipment of goods, up to a maximum for each individual account. The assigned trade accounts receivable are recorded on the Company's books at full value and represent amounts due to the Company from the Factor. There are no advances from the Factor against the assigned receivables. All factoring fees are recorded on the Company's books as incurred as a part of selling, general and administrative expenses.

The Company's accounts receivable are due from many companies that produce apparel products. Credit risk for the receivables generally remains with the Factor under the terms of the factoring agreement.

For fiscal year 2004, the Company had two customers, V.F. Corporation, and Levi-Strauss and their respective subcontractors, which exceeded 10% of consolidated net sales. The Company's net sales to these customers totaled $45 million, or approximately 26%, of net sales in fiscal 2004. For fiscal year 2003, the Company had three customers, Levi-Strauss, Haggar Apparel and V.F. Corporation, net sales to each of which exceeded 10% of consolidated net sales. The Company's net sales to these customers totaled $71 million, or approximately 40%, of net sales in fiscal year 2003. For fiscal year 2002, the Company had two customers, Levi-Strauss and V.F. Corporation, net sales to each of which each exceeded 10% of consolidated net sales. The Company's aggregate net sales to these customers were $63 million, or approximately 36%, of net sales for fiscal year 2002. The foregoing amounts include sales directly to subcontractors of the named companies. In addition, during fiscal years 2004, 2003, and 2002, net sales of military fabrics to apparel customers accounted for approximately 44%, 33%, and 31%, respectively, of the Company's total net sales. The loss of any of these accounts could have a material adverse effect on the results of the Company.


NOTE C--LONG-TERM DEBT AND LEASES

On August 25, 1997, the Company issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At July 3, 2004, the outstanding balance of the notes was $31,941,000, unchanged from the balance at June 28, 2003.

At July 3, 2004, the carrying value of the Senior Notes was $31,941,000. The last period of meaningful trading activity for these notes was the Dutch Auction in 2003, when the Company repurchased a principal amount of $12,798,000 at $790 per $1,000 principal amount. Management believes that the notes are not widely held and there is very little if any trading activity. Recent indications of interest in the marketplace have ranged in value from $500 to $800 per $1,000 principal amount.

The fair value of the revolving credit facility approximates its carrying value as of July 3, 2004 due to the variable interest rate provision of the facility.

The Company has a revolving credit facility with GMAC with a term lasting until March 2007. Borrowings under this credit facility are based on eligible accounts receivable and inventories of the Company. The facility is secured by the accounts receivable, inventories and capital stock of the Company. The average interest rate on the credit facility was 4.362% at July 3, 2004 and is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $21.4 million and $24.9 million as of July 3, 2004 and June 28, 2003, respectively. As of July 3, 2004, the revolver availability was approximately $12.5 million, net of the $7 million availability reduction described below.

Prior to April 19, 2004, the GMAC credit facility had financial covenants that required the Company to comply with a maximum leverage ratio and a minimum fixed coverage charge ratio. As a result of the operating loss in the third quarter of fiscal year 2004, the Company was not in compliance with the maximum leverage ratio covenant at the end of that quarter. On April 19, 2004, GMAC granted the Company a waiver and amendment that waived the existing default with respect to the maximum leverage ratio covenant, temporarily amended the maximum leverage ratio covenant for the fourth quarter of fiscal year 2004, and temporarily eliminated the fixed charge coverage ratio covenant for the fourth quarter of fiscal year 2004. The Company was in compliance with these amended covenants at July 3, 2004. The April 2004 waiver and amendment also reduced the Company's availability under the credit facility by $7 million for the remaining term of the facility and increased the interest rates under the credit facility by 125 basis points; however, the interest rates will revert to their pre-amendment levels if the Company has net income for fiscal year 2005 and no event of default exists under the credit facility. On August 18, 2004, the Company entered into further amendments to the GMAC credit facility pursuant to which the maximum availability was reduced to $38 million, and the maximum leverage ratio and fixed charge coverage ratio covenants were replaced with a minimum EBITDA covenant. The new covenant sets required minimum EBITDA levels for each quarter of fiscal year 2005 and provides that it will constitute an event of default if the Company and its lender fail to agree by the end of fiscal year
2005 to minimum EBITDA levels for the remainder of the term of the revolving credit facility.

On October 18, 2004, GMAC, the lender under Delta Mills' revolving credit facility, agreed to an amendment to the financial covenants in the credit facility to reduce the required minimum EBITDA levels for each quarter of fiscal year 2005.

The Company's credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to the Company's stock is permitted if there is no event of default and there is at least $1 of availability under the facility. The indenture pertaining to the Company's 9.625% Senior Notes also contains restrictive covenants that restrict additional indebtedness, dividends, and investments by the Company and its subsidiaries. The payment of dividends with respect to the Company's stock is permitted if there is no event of default under the indenture and after payment of the dividend, the Company could incur at least $1 of additional indebtedness under a fixed charge coverage ratio test. Dividends are also capped based on cumulative net income and proceeds from the issuance of securities and liquidation of certain investments. The Company may loan funds to Delta Woodside subject to compliance with the same conditions. At July 3, 2004, the Company was prohibited by these covenants from paying dividends and making loans to Delta Woodside. During the year ended July 3, 2004 and the year ended June 28, 2003, the Company did not pay any dividends to Delta Woodside.

Total interest expense incurred by the Company was $4,783,000, $5,275,000 and $9,090,000 for fiscal years 2004, 2003, and 2002, respectively, net of $46,000 and $386,000 of capitalized interest in fiscal years 2004 and 2003, respectively. There was no interest capitalized in fiscal year 2002. Total interest paid during fiscal years 2004, 2003, and 2002 was $4,781,000, $5,778,000 and $10,252,000, respectively.

Rent expense relating to operating leases was approximately $466,000, $435,000 and $ 1,733,000 for fiscal years 2004, 2003 and 2002, respectively.

Aggregate principal maturities of all long-term debt and minimum payments under non-cancelable operating leases are as follows:

                           Long-term             Operating
         Fiscal Year          Debt                 Leases
         -----------       ----------            ---------

                  2005                           $248,000
                  2006                             82,000
                  2007                             77,000
                  2008    $31,941,000              76,000
                  2009                             37,000
                      ----------------  ------------------
                          $31,941,000            $520,000
                      ================  ==================

NOTE D--EMPLOYEE BENEFIT PLANS

The Company participates in the Delta Woodside Industries, Inc. 40l(k) Plan. During fiscal years 2004, 2003 and 2002, the Company contributed $556,000, $617,000, and $574,000, respectively, to the 401(k) plan to match employee contributions.

The Company participates in a Deferred Compensation Plan, managed by DWI, which permitted certain management employees to defer a portion of their compensation. Deferred compensation accounts are credited with interest and are distributed after retirement, disability or employment termination. As of July 3, 2004 and June 28, 2003, the Company's liability was $4,665,000 and $7,573,000, respectively. The ability of participants to add to their accounts under this plan was effectively discontinued pursuant to an amendment described below.

On January 16, 2004, based on the recommendation of Delta Woodside's Compensation Committee, the Board (with Mr. Garrett abstaining) approved an amendment of the Company's deferred compensation plan. The deferred compensation plan amendment provided that each participant's deferred compensation account will be paid to the participant upon the earlier of the participant's termination of employment or in accordance with a schedule of payment that will pay approximately 40%, 30%, 20% and 10% of the participant's current account on February 15 of 2004, 2005, 2006 and 2007, respectively. Any such February 15 payment will be conditioned on there being no default under the Company's Senior
Note Indenture or the Company's revolving credit facility and on compliance with the fixed charge coverage ratio test in the Senior Note Indenture for the most recently ended four full fiscal quarters, determined on a pro forma basis. As a result of this amendment to the deferred compensation plan, approximately $2.3 million, which represents the February 15, 2005 payment, plus distributions anticipated to occur in the next twelve months due to participant retirements, has been reclassified on the consolidated balance sheet at July 3, 2004 from deferred compensation to accrued employee compensation in current liabilities. The first payment of approximately $3.1 million was made in February 2004.

The Company also participates in the Delta Woodside Industries, Inc. 2004 Stock Plan, Incentive Stock Award Plan, and 2000 Stock Option Plan. The Company recognized expense of $66,000 in fiscal year 2004 for awards granted pursuant to the 2004 Stock Award Plan. Including associated tax assistance, under the Incentive Stock Award Plan the Company also recognized expense (income) of $(26,000), $280,000, and $198,000 for fiscal years 2004, 2003 and 2002, respectively. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." See Note A for further discussion.


NOTE E--AFFILIATED PARTY TRANSACTIONS

The Company is the only operating subsidiary of DWI. Actual corporate service costs for management, treasury, auditing, and shareholder relations are charged to the Company as incurred. As of July 3, 2004, the balance of the payable to affiliate was $3.7 million, as compared to a balance of $3.5 million as of June 28, 2003. The increase of $0.2 million in fiscal year 2004 was attributable to corporate service costs charged to the Company. Receivable or payable to affiliates bears no interest and includes amounts payable to or receivable from DWI for current activity as described.

NOTE F--INCOME TAXES

The Company reports federal income taxes in the consolidated return of its parent, DWI, and had a taxable loss of approximately $8.8 million which will be reported in the fiscal year 2004 consolidated Federal income tax return with its parent, DWI. The consolidated tax group had a regular taxable loss of approximately $9.0 million and alternative minimum taxable loss of approximately $11.0 million. The Federal income tax obligation or refund that is allocated to the Company is determined as if the Company was filing a separate Federal income tax return. The Company's Federal tax liability or receivable is paid to or is a receivable from the parent company.

Deferred income taxes reflect the net tax effects of temporary differences between the financial statement amounts and amounts reported for income tax purposes. The Company's management believes that the reversal of existing taxable temporary differences will provide sufficient taxable income to realize the remaining deferred tax assets. Accordingly, no valuation allowance has been provided for 2004 or 2003.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                  2004                     2003
                                                  ----                     ----
Assets:
Deferred compensation                          $  1,926,000             $  3,026,000
Accrued and sundry liabilities                    1,157,000                1,389,000
Net operating loss carryforwards                  3,704,000                  284,000
Inventories                                                                   62,000
Other                                                 8,000                   68,000
                                              ------------------       ----------------
Gross deferred tax assets                         6,795,000                4,829,000
Valuation allowance
                                              ------------------       ----------------
Deferred tax assets                               6,795,000                4,829,000
                                              ------------------       ----------------

Liabilities:
Depreciation                                     10,483,000               11,733,000
Inventories                                          52,000
                                              ------------------       ----------------
Deferred tax liabilities                         10,535,000               11,733,000
                                              ------------------       ----------------
      Net deferred tax liabilities              $(3,740,000)             $(6,904,000)
                                              ==================       ================


Significant components of the provision for income tax expense (benefit) are as follows:

                                                             2004                     2003                     2002
                                               -------------------     --------------------     --------------------
Current:
     Federal income taxes                                                       $2,230,000
     State income taxes                                                            400,000                  $15,000
                                               -------------------     --------------------     --------------------
           Total current                                                         2,630,000                   15,000
Deferred:
      Federal income taxes                            $(2,939,000)                (804,000)              (1,009,000)
      State income taxes                                 (225,000)                (285,000)                (204,000)
                                               -------------------     --------------------     --------------------
           Total deferred                              (3,164,000)              (1,089,000)              (1,213,000)

                                               -------------------     --------------------     --------------------
Total income tax expense (benefit)                    $(3,164,000)              $1,541,000              $(1,198,000)
                                               ===================     ====================     ====================


The reconciliation of income tax expense (benefit) computed at the Federal statutory tax rates is as follows:

                                                                 2004                 2003                   2002
                                                      ------------------   --------------------   ------     -----


Income tax expense (benefit) at statutory rates       $     (3,021,000)    $     1,446,000        $    (1,141,000)
State tax expense (benefit), net of federal benefit           (146,000)             75,000               (123,000)
Other                                                            3,000              20,000                 66,000
                                                      ------------------   ------------------     -----------------
                                                      $     (3,164,000)    $     1,541,000        $    (1,198,000)
                                                      ==================   ==================     =================


The Company did not make any tax payments during fiscal years 2004, 2003 and 2002, respectively.


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

Summarized financial information for the Guarantor is as follows (in thousands):

                                   JULY 3, 2004           JUNE 28, 2003
                                   ------------           -------------

Current assets                         $ 83                   $  88
Noncurrent assets                        13                      38
Current Liabilities                   2,275                   1,912
Noncurrent liabilities                  697                   1,047
Stockholder's deficit                (2,876)                 (2,833)

Summarized   results  of  operations  for  the  Guarantor  are  as  follows  (in thousands):


                                                             Year Ended
                                         -------------------------------------------------
                                         July 3, 2004      June 28, 2003     June 29, 2002
                                         ------------      -------------     -------------


Net sales -intercompany commissions         $3,909             $3,986            $3,930
Cost and expenses                            3,952              4,033             4,250
Net loss                                       (43)               (47)             (320)


NOTE H--COMMITMENTS AND CONTINGENCIES

The Company has entered into agreements, and has fixed prices, to purchase cotton for use in its manufacturing operations. At July 3, 2004, minimum payments under these contracts with non-cancelable contract terms were approximately $7.1 million.

Two of the Company's South Carolina plants, the Delta 2 and Delta 3 Finishing Plants, have experienced high nitrate levels at the spray field for these plants. The Company is working with the South Carolina Department of Health and Environmental Control ("DHEC") to address this issue. On August 5, 2004, DHEC proposed a consent agreement, which establishes a groundwater mixing zone with nitrate parameters that the Company believes it can satisfy without additional material cost or future violations. Although there is no assurance that the Company will be successful and it could face administrative penalties if it is not, the Company does not currently believe that this matter will have a material adverse impact on the Company's financial position.

In addition, the National Pollutant Discharge Elimination System ("NPDES") permit issued to the Delta 2 and Delta 3 Finishing Plants on April 1, 2004, contained a new parameter for zinc that the Company is required to meet by April 1, 2006. Discharges from nitrate recovery wells have exceeded this parameter. The Company has proposed to convert the recovery wells into monitoring wells to eliminate the zinc discharge and understands that DHEC is amenable to this approach. Although there is no assurance that the Company will be successful and it could be required to construct a zinc wastewater treatment feature and/or face administrative penalties if it does not, the Company does not currently believe that this matter will have a material adverse impact on the Company's financial position.

On June 30, 2000, the Company sold its Greensboro, North Carolina plant to the City of Greensboro. The Company had been working with environmental consultants in assessing groundwater contamination at this site. Because of these studies, one-half of the proceeds from the sale of the plant, consisting of approximately $400,000, were placed in an interest bearing escrow account to cover expenses related to this contamination. As of the date of this filing, approximately $306,000 remains in this escrow account. The Company recorded the sale net of estimated costs to remediate the property. The North Carolina Department of Environment and Natural Resources is requiring the Company to install a monitoring well on an adjacent property owner's land. The adjacent owner is requesting that the Company provide it with the sampling results and indemnify it from any contamination on its property. If contamination is discovered, the Company would likely face a claim for damages. At the time of this filing, management believes that the escrow is sufficient to cover any expenses related to the remediation of this property.

Delta Woodside's previously owned Nautilus business has been named as a "potentially responsible party" ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") with respect to three hazardous waste sites in North Carolina, South Carolina and Mississippi. To the Company's knowledge, all of the transactions with these sites were conducted by a corporation (the "Selling Corporation") whose assets were sold in 1990 pursuant to the terms of an order of the United States Bankruptcy Court to another corporation, the stock of which was subsequently acquired by the Company in January 1993.

At the North Carolina site, the Selling Corporation is listed as a "de Minimis" party, and at the South Carolina site, the Selling Corporation has been listed as an "insolvent" party and would appear to qualify as a "de Minimis" party. The Company believes that the Selling Corporation's share of the liabilities at either of these sites will be immaterial.

At the Mississippi site, the PRP group completed the surface removal action and investigated soil and groundwater contamination, both at the site and in the surrounding area. The Company's latest information is that the Selling Corporation is ranked eleventh out of a total of over 300 PRPs in contributions of material to the site, and, based on volume, the Selling Corporation contributed approximately 3% of the site's material. To the Company's knowledge, estimates of costs to clean-up the site were $4 million, and could be higher. Trichloromethane, one of the substances delivered by the Selling Corporation to the site, was found in the site's groundwater and at nearby drinking water wells. The EPA referred the site to the Mississippi Department of Environmental Quality ("MDEQ") in 1996. In August of 2001, MDEQ indicated to a third party that it was still considering action at the site. On June 16, 2004, MDEQ conducted a site investigation for an EPA RCRA contractor to determine if any homes around the site still used private water wells and located three such homes.

Although no assurance can be provided, the Company believes that it is shielded from liability at these three sites by the order of the United States Bankruptcy Court pursuant to which the Selling Corporation sold its assets to the corporation subsequently acquired by the Company. The Company has denied any responsibility at these three sites, has declined to participate as a member of the respective PRP groups, and has not provided for any reserves for costs or liabilities attributable to the Selling Corporation.

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

During 1998, Delta Woodside received notices from the State of North Carolina asserting deficiencies in state corporate income and franchise taxes for the Delta Woodside's 1994 - 1997 tax years. The total assessment proposed by the State amounted to $1.5 million, which included interest and penalties at that time. The assessment was delayed pending an administrative review of the case by the State. In October 2002, the State proposed a settlement in which Delta Woodside would have paid approximately 90% of the assessed amount plus a portion of certain penalties for Delta Woodside's tax years 1994 - 2000. Delta Woodside rejected this offer and continued with its appeal due to management's belief that the State's legal position is in conflict with established principles of federal constitutional law. Delta Woodside considers all exposures in determining probable amounts of payment; therefore, any payment in settlement of this matter will not result in a material impact on the Company's results of operations.

From time to time the Company and its subsidiaries are defendants in other legal actions involving claims arising in the normal course of business, including product liability claims. The Company believes that, as a result of legal defenses, insurance arrangements and indemnification provisions with parties believed to be financially capable, none of these actions should have a material effect on its results of operations or financial condition.


NOTE I--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended July 3, 2004 and June 28, 2003:

2004 QUARTER ENDED
(IN THOUSANDS)                 SEPTEMBER 27        DECEMBER 27         MARCH 27           JULY 3
                               ------------        -----------         --------           ------

Net sales                           $42,581             $48,500          $37,919           $45,358

Gross profit                            619               4,413            1,677             1,335

Net income (loss)                    (1,977)                287           (1,238)           (2,538)

2003 QUARTER ENDED
(IN THOUSANDS)                 SEPTEMBER 28        DECEMBER 28         MARCH 30          JUNE 28
                               ------------        -----------         --------          -------

Net sales                           $46,179             $35,853          $46,489           $48,672

Gross profit                          5,545               3,695            2,840             4,870

Net income (loss)                     1,432                 293           (1,100)            1,966

NOTE J--GAIN ON EXTINGUISHMENT OF DEBT

During fiscal year 2003, the Company purchased $15,878,000 face amount of its 9.625% Senior Notes for $12,060,000 including expenses of approximately $172,000. The Company recognized a gain of $3,643,000 after the write-off of deferred loan costs of $175,000. During fiscal year 2002, the Company purchased $35,996,000 face amount of its 9.625% Senior Notes for $19,383,000 including expenses of approximately $500,000. The Company recognized a gain of $16,072,000 after the write-off of deferred loan costs of $541,000. The Company did not purchase any of its 9.625% Senior Notes during fiscal year 2004, and there was no gain on extinguishment of debt in fiscal year 2004.


NOTE K-- RESTRUCTURING AND IMPAIRMENT CHARGES

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

During the year ended June 29, 2002, the Company recorded an impairment and restructuring charge of $8.7 million, on a pretax basis, associated with the closing of the Furman Plant as announced on August 22, 2001. The Company recorded an $8.2 million non-cash asset impairment charge to reflect the property and equipment at the Furman Plant at its estimated fair value, less selling costs. The carrying amount of these assets was reduced to approximately $3,923,000. The balance of the charge was approximately $0.5 million of accrued expenses for involuntary termination costs associated with the 122 employees terminated as a result of the plant closing. Production at the Furman facility ceased in October of 2001 and the Company is in the process of liquidating the assets associated with this facility.

On August 24, 2004, the Company contracted to sell the real property for expected net proceeds of approximately $1.8 million. The sales price, net of selling costs, under the contract was approximately $847,000 less than the carrying amount of the asset on the Company's books. Based on this information relative to the fair value of the property at July 3, 2004, the Company recorded an impairment charge of approximately $847,000 for the fourth quarter of fiscal year 2004. The sale was subject to closing conditions, and the prospective purchaser has since terminated the proposed sale as permitted by the contract. The Company has lowered its offering price for the property to reflect the price in the terminated contract.

During fiscal year 2004 and fiscal year 2003, the Company paid $342,000 and $196,000, respectively, in restructuring costs and has a remaining liability of $0 and $342,000 as of July 3, 2004 and June 28, 2003, respectively.

As of July 3, 2004 and June 28, 2003, the Company had $2.5 million and $3.9 million, respectively, in assets held for sale related to the closing of the Catawba facility and the Furman plant.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), have concluded that, as of July 3, 2004, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting during the fiscal quarter ended July 3, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B.  OTHER INFORMATION

Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company has adopted a code of ethics that applies to its chief executive officer, its chief financial officer and its controller. A copy of this code of ethics is posted on the Delta Woodside web site at www.deltawoodside.com. The Company will disclose any amendment to, or any waiver of, any provision of its code of ethics that is required to be included in the code by Item 406 of Regulation S-K promulgated under the Securities Exchange Act that applies to the Company's chief executive officer, chief financial officer or controller by posting such information on this web site.

The other information required by this item is omitted pursuant to instructions I (2)(c) to Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

Omitted pursuant to instructions I (2)(c) to Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted pursuant to instructions I (2)(c) to Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Omitted pursuant to instructions I (2)(c) to Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The table below and the accompanying footnotes set forth the fees paid by the Company to its independent registered public accounting firm, KPMG, LLP, for the periods and in the categories indicated.

AUDIT FEES AND SERVICES                  FISCAL 2004                    FISCAL 2003

Audit Fees                                        $174,700                       $115,000
Audit Related Fees                                   9,000(1)                      12,500(1)
Tax Fees                                            36,800(2)                      92,045(2)
All Other Fees                                           0                              0
                                    -----------------------        -----------------------
TOTAL FEES FOR ALL SERVICES                       $220,500                       $219,545
                                    =======================        =======================


1) Audit related fees for both fiscal years 2004 and 2003 consisted of fees for employee benefit plan audits and responses to inquiries that arise in the normal course of business related to accounting and auditing pronouncements and SEC rules and regulations.
2) Tax fees for both fiscal years 2004 and 2003 consisted of fees for preparation of returns and estimates, responding to miscellaneous state notices, research of tax matters, and preparation of prior year amended returns.

All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by KPMG LLP was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. The Audit Committee's Audit Policies provide for pre-approval of all audit, audit-related and tax services and, in addition, individual engagements must be separately approved. These policies authorize the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a) (1) and (2)  Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Delta Mills, Inc. as of the Year ended July 3, 2004 are included in item 8.

         Consolidated balance sheets--July 3, 2004 and June 28, 2003.

         Consolidated statements of operations--Years ended July 3, 2004, June 28, 2003, and June 29,2002.

         Consolidated statements of shareholder's equity-- Years ended July 3, 2004, June 28, 2003, and June 29,2002.

         Consolidated statements of cash flows-- Years ended July 3, 2004, June 28, 2003, and June 29,2002.

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


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K - CONTINUED

4.3.1.3           Consent and Amendment to Credit Agreement and Other Documents, dated as of March 31,2002: Incorporated by reference to Exhibit 4.3.1.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30,
                  2002 and filed with the Securities and Exchange Commission on May 14, 2002.
4.3.1.4           Consent and Amendment to Credit Agreement and Other Documents, dated as of March 20,2003:  Incorporated by reference to Exhibit 4.3.1.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29,
                  2003 and filed with the Securities and Exchange Commission on May 13, 2003.
4.3.1.5           Waiver dated September 27, 2003 by GMAC Commercial Credit, LLC as a lender and agent:  Incorporated by reference to Exhibit 4 to the Company's  Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.
4.3.1.6           Consent under Credit Agreement and Other Documents dated February 4, 2004: Incorporated by reference to Exhibit
                  4.3.1.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2003.
4.3.1.7           Waiver and Amendment to Credit Agreement and Other Documents dated April 19,  2004:  Incorporated by reference to
                  Exhibit 4.3.1.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2004.
4.3.1.8           Amendment to Credit Agreement dated August 18, 2004 by and between Delta Mills, Inc. and GMAC Commercial Finance,
                  LLC, as a lender and agent.
4.3.1.9           Amendment to Credit Agreement dated October 18, 2004 by and between Delta Mills, Inc. and GMAC Commercial Finance,
                  LLC, as a lender and agent.
4.3.2             Guarantee, dated as of March 31, 2000, of Delta Mills Marketing, Inc. in favor of GMAC Commercial Credit LLC as agent:  Incorporated by reference to Exhibit 99.2 to the Company's  Current Report on Form 8-K dated March 31,
                  2000 and filed with the Securities and Exchange Commission on April 13, 2000.
4.3.3             General Security Agreement, dated as of March 31, 2000, between Delta Mills Marketing, Inc. and GMAC Commercial
                  Credit LLC as agent: Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated
                  March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000.
4.3.4             Stock Pledge and Security Agreement, dated as of March 31, 2000, by Alchem Capital Corporation in favor of  GMAC
                  Commercial Credit LLC as agent: Incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form
                  8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000.
4.3.5             Stock Pledge and Security Agreement, dated as of March 31, 2000, by Delta Mills, Inc. in favor of GMAC Commercial
                  Credit LLC as agent: Incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated
                  March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000
4.3.6             Stock Pledge and Security Agreement, dated as of May 11, 2000, by Delta Woodside Industries, Inc. in favor of GMAC
                  Commercial Credit LLC as agent: Incorporated by reference to Exhibit 4.3.6 to the DWI 2000 10-K.*
4.4               The Company hereby agrees to furnish to the Commission upon request of the Commission a copy of any instrument with respect to long-term debt not being  registered in a principal amount less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis.
10.1**            Delta Woodside Deferred Compensation Plan for Key Managers, Amended and Restated Effective June 30, 2000:
                  Incorporated by reference to Exhibit 10.2 to the Delta Woodside Industries, Inc. Report on Form 10-K dated July 1,
                  2000 and filed with the Securities and Exchange Commission on  September 29, 2000. *
10.1.1            First Amendment dated December 23, 2003 to Delta Woodside Group Deferred Compensation Plan for Key Managers
                  Amended and Restated Effective June 30, 2000: Incorporated by reference to Exhibit to the Company's Quarterly
                  Report on Form 10-Q for the fiscal quarter ended December 27, 2003.
10.1.2            Second Amendment dated January 16, 2004 to Delta  Woodside Group Deferred Compensation Plan for Key Managers
                  Amended and Restated Effective June 30, 2000: Incorporated by reference to Exhibit 10.1.2 to the Company's
                  Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2003.



10.3.1**          Delta Woodside Industries, Inc. Stock Option Plan effective as of July 1, 1990: Incorporated by reference to
                  Exhibit 10.11 to the  Form  10-K of Delta  Woodside  Industries, Inc. for the fiscal year ended June 30, 1990.*
10.3.2**          Amendment  No. 1 to Stock  Option  Plan:  Incorporated  by  reference  to Exhibit 10.1 to the Form 10-Q of Delta
                  Woodside Industries, Inc. for the quarterly period ended December 29, 1990 (the "DWI 12/90 10-Q").*
10.3.3**          Amendment to Stock Option Plan:  Incorporated  by reference to Exhibit 10.9.2 to the Form 10-K of Delta Woodside
                  Industries, Inc. for the fiscal year ended June 29, 1991 (the "DWI 1991 10-K").*
10.3.4**          1995  Amendment to Stock  Option Plan  effective  as of November 9, 1995:  Incorporated  by reference to Exhibit
                  10.4.4 to the Form 10-Q of Delta Woodside Industries,  Inc. for the quarterly eriod ended December 30, 1995 (the
                  "Delta Woodside Industries, Inc. 12/95 10-Q".)*
10.3.5**          1997 Amendment to Stock Option Plan effective as of November 6, 1997:  Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Delta Woodside Industries, Inc. (File No. 333-45767).






ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - CONTINUED
-------- ----------------------------------------------------------------------------

10.3.6**          Amendment to Stock Option Plan adopted April 25, 2000:  Incorporated by reference to Exhibit 10.4.6 to Form 10-Q of Delta Woodside Industries, Inc. for the fiscal quarter ended April 1, 2000.*
10.3.7**          Amendments to Stock Option Plan:  Incorporated by reference to Exhibit 10.4.7 to the DWI 2000
                  10-K.*
10.4**            Form of Amendment of Certain  Rights and Benefits  Relating to Stock  Options and Deferred  Compensation  by and
                  between the Company and certain  pre-spin-off  plan  participants:  Incorporated by reference to Exhibit 10.7 to the DWI 2000 10-K.*
10.4.1            List of  directors  and officers of the Company who signed the document described in Exhibit 10.7:  Incorporated by reference to Exhibit 10.7.1 to DWI 2000 10-K.*
10.4.2**          Form of Amendment of Stock Options by and between Delta Woodside Industries,  Inc. and certain pre-spin-off plan participants. Incorporated by reference to Exhibit 10.7.2 to DWI 2000 10-K.*
10.5.1**          Directors Stock Acquisition Plan: Incorporated by reference to Exhibit 10.14 to the DWI 1991 10-K.*
10.5.2**          Amendment to Directors  Stock Acquisition Plan, dated April 30, 1992:  Incorporated  by reference to Exhibit
                  10.12.2 to the DWI 1992 10-K.*
10.6**            2000 Stock Option Plan of Delta Woodside Industries, Inc.: Incorporated  by reference to Exhibit 10.10 to the
                  DWI 2000 10-K.*
10.6.1            Amendment  of  2000  stock  option plan of Delta Woodside Industries, Inc: Incorporated by reference to Item 6(a)
                  of the Delta Woodside Industries, Inc. report on Form 10-Q for the quarter ended September 30, 2000 and filed with the Securities and Exchange Commission on November 14, 2000.
10.7**            2000 Incentive Stock Award Plan of Delta Woodside Industries,  Inc.:  Incorporated by reference to Exhibit 10.11 to the DWI 2000 10-K.*
10.8              Tax Sharing Agreement, dated as of June 30, 2000 by and among Delta Woodside Industries,  Inc. Duck Head Apparel
                  Company,  Inc. and Delta Apparel,  Inc.:  Incorporated  by reference to Exhibit 2.2 to the Report on Form 8-K of the Company with the date of June 30, 2000.
10.8.1            Amendment to tax sharing agreement dated as of August 6, 2001: Incorporated by reference to Exhibit 10.17.2 to the Company's Report on Form 10-K for the fiscal year ended June 30, 2001 and filed with the Securities and
                  Exchange Commission on September 24, 2001, the "2001 10-K."
10.9**            Delta Woodside  Industries,  Inc. 2004 Stock Plan.  Effective September 25, 2003.  Incorporated by reference to
                  Exhibit 99 to the Delta  Woodside  Registration  Statement on Form S-8 filed with the Commission on January 29,
                  2004 (Commission File No. 333-112308.)
10.10**           Letter dated June 28, 2000 to William F. Garrett: Incorporated by reference to Exhibit 10.l4 to the DWI 2000
                  10-K.*
10.11             See Exhibits 4.2, 4.3.1, 4.3.2, 4.3.3, 4.3.4, 4.3.5 and 4.3.6.

23                Report on Schedule by Independent Registered Public Accounting Firm

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

                  None

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


                                              DELTA MILLS, INC.
                                              (Registrant)


      October 15, 2004                        By:  /s/ William F. Garrett
---------------------------------             ---------------------------------
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


/s/ E. Erwin Maddrey, II              10/15/2004       /s/ William F. Garrett                                   10/15/2004
------------------------------------- -------------    -------------------------------------------------------- -------------
E. Erwin  Maddrey,  II                Date             William F. Garrett                                       Date
Director                                               President, Chief Executive Officer and Director

/s/ Buck A. Mickel                    10/15/2004       /s/ William H. Hardman, Jr.                              10/15/2004
------------------------------------- -------------    -------------------------------------------------------- -------------
Buck A. Mickel                        Date             William H. Hardman, Jr.                                  Date
Director                                               Vice President, Treasurer, and Chief Financial Officer

                                                       /s/ Donald C. Walker                                     10/15/2004
                                                       -------------------------------------------------------- -------------
                                                       Donald C. Walker                                         Date
                                                       Vice President, Assistant Secretary, and Controller





              EXHIBIT INDEX

4.3.1.8       Amendment to Credit Agreement dated August 18, 2004 by and between Delta Mills,  Inc. and GMAC
              Commercial Finance, LLC, as a lender and agent.

4.3.1.9       Amendment to Credit  Agreement  dated  October 18, 2004 by and between  Delta Mills,  Inc. and
              GMAC Commercial Finance, LLC, as a lender and agent.

23            Report on Schedule by Independent Registered Public Accounting Firm

31.1          Certification of CEO Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2          Certification of CFO Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1          Certification of CEO Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2          Certification of CFO Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.








                                                    SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                                                         DELTA MILLS, INC.

------------------------------------------------------------------------------------------------------------------------------------
                 COL. A                COL. B              COL. C                                COL. D                  COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                    ADDITIONS
                                                    -------------------------------------------
                                     Balance at                                                      (2)
               DESCRIPTION           Beginning              (1)                  (2)             Deductions          Balance at End
                                     of Period        Charged to Costs    Charged to Other        Describe             of Period
                                                        and Expenses      Accounts-Describe
------------------------------------------------------------------------------------------------------------------------------------
Deducted from asset accounts
   Allowance for Returns:

Year ended July 3, 2004                    $180,000                            1,714,000(1)       $(1,874,000)(2)            $20,000
                                   ================                     ================      ==================      ==============

Year ended June 28, 2003                   $ 32,000                           $1,751,000(1)       $(1,603,000)(2)           $180,000
                                   ================                     ================      ==================      ==============

Year ended June 29, 2002                   $ 51,000                           $1,795,000(1)       $(1,814,000)(2)            $32,000
                                   ================                     ================      ==================      ==============






NOTES:
1) The change in the allowance for returns is charged to income as a reduction of net sales.

2) Deductions represent customer returns and allowances during the period.