Form 10-Q
period 2004-10-02
DELTA MILLS INC
filed 2004-11-16
CIK 1046860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004
OR
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

                                (Not Applicable)
                              -------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value - 100 shares as of November 15, 2004.


                                DELTA MILLS, INC.
                                      INDEX

PART I. FINANCIAL INFORMATION
                                                                                                            Page
Item 1.  Financial Statements (Unaudited)

Condensed consolidated balance sheets--October 2, 2004 and July 3, 2004                                      3

Condensed consolidated statements of operations--
                  Three months ended October 2, 2004 and September 27, 2003                                 4

Condensed consolidated statements of cash flows--
                  Three months ended October 2, 2004 and September 27, 2003                                 5

Notes to condensed consolidated financial statements                                                        6-9


Item 2.    Management's Discussion and Analysis of  Financial Condition and Results of Operations           10-17

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                       18

Item 4.    Controls and Procedures                                                                          18

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                19

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                      19

Item 3.     Defaults upon Senior Securities                                                                 19

Item 4.     Submission of Matters to a Vote of Security Holders                                             19

Item 5.     Other Information                                                                               19

Item 6.     Exhibits                                                                                        19


SIGNATURES                                                                                                  20

CERTIFICATIONS                                                                                              21-28



PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Delta Mills, Inc.
(In Thousands)
                                                   October 2, 2004      July 3, 2004
                                                   -----------------    -------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                   $ 635            $ 585
  Accounts receivable:
     Factor and other                                        35,429           38,613
     Less allowances for returns                                  1               20
                                                   -----------------    -------------
                                                             35,428           38,593
  Inventories
     Finished goods                                           5,894            6,613
     Work in process                                         22,923           18,877
     Raw materials and supplies                               6,449            6,889
                                                   -----------------    -------------
                                                             35,266           32,379

  Deferred income taxes                                       1,267            1,113
  Other assets                                                  178              302
                                                   -----------------    -------------
                      TOTAL CURRENT ASSETS                   72,774           72,972

ASSETS HELD FOR SALE                                          2,495            2,495

PROPERTY, PLANT AND EQUIPMENT, at cost                      163,155          163,032
     Less accumulated depreciation                          102,125           99,907
                                                   -----------------    -------------
                                                             61,030           63,125

DEFERRED LOAN COSTS AND OTHER ASSETS                            319              347
                                                   -----------------    -------------
                                                          $ 136,618        $ 138,939
                                                   =================    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                    $ 7,459          $ 7,879
  Revolving credit facility                                  23,472           21,388
  Payable to Affiliates                                       3,721            3,686
  Accrued employee compensation                               3,541            3,179
  Accrued and sundry liabilities                             18,259           19,241
                                                   -----------------    -------------
                    TOTAL CURRENT LIABILITIES                56,452           55,373
LONG-TERM DEBT                                               31,941           31,941
NON-CURRENT DEFERRED INCOME TAXES                             3,663            4,853
DEFERRED COMPENSATION                                         2,440            2,328
SHAREHOLDERS' EQUITY
  Common Stock - par value $.01 a share - authorized
3,000 shares, issued and outstanding 100 shares
  Additional paid-in capital                                 51,792           51,792
  Accumulated deficit                                        (9,670)          (7,348)
                                                   -----------------    -------------
                                                             42,122           44,444
COMMITMENTS AND CONTINGENCIES
                                                   -----------------    -------------
                                                          $ 136,618        $ 138,939
                                                   =================    =============

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Delta Mills, Inc.
(In Thousands)


                                                      3 Mths Ended      3 Mths Ended
                                                        October 2,      September 27,
                                                          2004              2003
                                                   ---------------- -----------------

Net sales                                                 $ 35,440          $ 42,581

Cost of goods sold                                          35,131            41,962
                                                   ---------------- -----------------
GROSS PROFIT                                                   309               619

Selling, general and administrative expenses                 2,720             2,828
Other income                                                    36               290
                                                   ---------------- -----------------
  OPERATING LOSS                                            (2,375)           (1,919)

Interest expense                                            (1,291)           (1,207)
                                                   ---------------- -----------------

LOSS BEFORE INCOME TAXES                                    (3,666)           (3,126)
Income tax benefit                                          (1,344)           (1,149)
                                                   ---------------- -----------------

NET LOSS                                                  $ (2,322)         $ (1,977)
                                                   ================ =================





See notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Delta Mills, Inc.
(In Thousands)
                                                      3 Mths Ended                 3 Mths Ended
                                                    October 2, 2004             September 27, 2003
                                                 -----------------------      ------------------------

OPERATING ACTIVITIES
  Net loss                                                     $ (2,322)                     $ (1,977)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation                                                 2,218                         2,198
     Amortization                                                    28                            28
     Gains on disposition of property
        and equipment                                                                            (253)
     Change in deferred income taxes                             (1,344)                       (1,342)
     Deferred compensation                                          112                           197
     Changes in operating assets and liabilities                   (603)                        4,102
                                                 -----------------------      ------------------------

           NET CASH PROVIDED BY (USED IN)
                 OPERATING ACTIVITIES                            (1,911)                        2,953
                                                 -----------------------      ------------------------

INVESTING ACTIVITIES
  Property, plant and equipment:
     Purchases                                                     (123)                       (1,355)
     Proceeds of dispositions                                                                     308
                                                 -----------------------      ------------------------
           NET CASH USED IN
                  INVESTING ACTIVITIES                             (123)                       (1,047)
                                                 -----------------------      ------------------------


FINANCING ACTIVITIES
  Proceeds from revolving lines of credit                        40,449                        47,435
  Repayments on revolving lines of credit                       (38,365)                      (49,268)
                                                 -----------------------      ------------------------
           NET CASH PROVIDED BY (USED IN)
                  FINANCING ACTIVITIES                            2,084                        (1,833)
                                                 -----------------------      ------------------------

INCREASE IN CASH
         AND CASH EQUIVALENTS                                        50                            73


Cash and cash equivalents at beginning of period                    585                           520
                                                 -----------------------      ------------------------

             CASH AND CASH EQUIVALENTS
                      AT END OF PERIOD                            $ 635                         $ 593
                                                 =======================      ========================



  See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Delta Mills, Inc. and subsidiary ("the Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 2, 2004 are not necessarily indicative of the results that may be expected for the year ending July 2, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 3, 2004.


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

Summarized financial information for the Guarantor is as follows (in thousands):


                                October 2, 2004               July 3, 2004
                                ---------------               ------------
Current assets                        $117                        $ 83
Non-current assets                      10                          13
Current liabilities                  2,371                       2,275
Non-current liabilities                735                         697
Stockholders' deficit               (2,979)                     (2,876)

Summarized results of operations for the Guarantor are as follows (in thousands):

                                                  Three Months Ended
                                        ----------------------------------------
                                        October 2, 2004      September 27, 2003
                                        ---------------      -------------------

Net sales - Intercompany commissions         $ 794                $ 949
Cost and expenses                              897                  963
Net loss                                      (103)                 (14)

NOTE C-LONG-TERM DEBT, CREDIT ARRANGEMENTS, AND NOTES PAYABLE

On August 25, 1997, the Company issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At October 2, 2004, the outstanding balance of the notes was $31,941,000, unchanged from the balance at July 3, 2004.

The Company has a revolving credit facility with GMAC with a term lasting until March 2007. Borrowings under this credit facility are based on eligible accounts receivable and inventories of the Company. The facility is secured by the accounts receivable, inventories and capital stock of the Company. The average interest rate on the credit facility was 4.840% at October 2, 2004 and is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $23.5 million and $21.4 million as of October 2, 2004 and July 3, 2004, respectively. As of October 2, 2004, the revolver availability was approximately $9.7 million, net of the $7 million availability reduction described below.

Prior to April 19, 2004, the GMAC credit facility had financial covenants that required the Company to comply with a maximum leverage ratio and a minimum fixed charge coverage ratio. As a result of the operating loss in the third quarter of fiscal year 2004, the Company was not in compliance with the maximum leverage ratio covenant at the end of that quarter. On April 19, 2004, GMAC granted the Company a waiver and amendment that waived the existing default with respect to the maximum leverage ratio covenant, temporarily amended the maximum leverage ratio covenant for the fourth quarter of fiscal year 2004, and temporarily eliminated the fixed charge coverage ratio covenant for the fourth quarter of fiscal year 2004. The Company was in compliance with these amended covenants at July 3, 2004. The April 2004 waiver and amendment also reduced the Company's availability under the credit facility by $7 million for the remaining term of the facility and increased the interest rates under the credit facility by 125 basis points; however, the interest rates will revert to their pre-amendment levels if the Company has net income for fiscal year 2005 and no event of default exists under the credit facility. On August 18, 2004, the Company entered into further amendments to the GMAC credit facility pursuant to which the maximum availability was reduced to $38 million, and the maximum leverage ratio and fixed charge coverage ratio covenants were replaced with a minimum EBITDA covenant. The new covenant sets required minimum EBITDA levels for each quarter of fiscal year 2005 and provides that it will constitute an event of default if the Company and its lender fail to agree by the end of fiscal year 2005 to minimum EBITDA levels for the remainder of the term of the revolving credit facility. On October 18, 2004, GMAC agreed to an amendment to the financial covenants in the credit facility to reduce the required minimum EBITDA levels for each quarter of fiscal year 2005. The Company was in compliance with these amended covenants at October 2, 2004.

The Company's credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to the Company's stock is permitted if there is no event of default and there is at least $1 of availability under the facility. The indenture pertaining to the Company's 9.625% Senior Notes also contains restrictive covenants that restrict additional indebtedness, dividends, and investments by the Company and its subsidiaries. The payment of dividends with respect to the Company's stock is permitted if there is no event of default under the indenture and after payment of the dividend, the Company could incur at least $1 of additional indebtedness under a fixed charge coverage ratio test. Dividends are also capped based on cumulative net income and proceeds from the issuance of securities and liquidation of certain investments. The Company may loan funds to Delta Woodside subject to compliance with the same conditions. At October 2, 2004, the Company was prohibited by these covenants from paying dividends and making loans to Delta Woodside. During the year ended July 3, 2004 and the quarter ended October 2, 2004, the Company did not pay any dividends to Delta Woodside.

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

NOTE D - STOCK COMPENSATION

The Company also participates in the Delta Woodside Industries, Inc. 2004 Stock Plan, Incentive Stock Award Plan, and 2000 Stock Option Plan.

The Company applies the intrinsic value-based method of accounting for the stock option plans, in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25), and related interpretations. Under this method, compensation expense for stock options is recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. Compensation expense for the incentive stock award plan is approximately the same under APB 25 as it would be under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). If the Company had determined compensation expense at fair value for stock options, as under SFAS No. 123, the Company's net loss would have been as follows:

(In thousands)                                      3 Months      3 Months
                                                     Ended         Ended
                                                   10/2/2004     9/27/2003
                                                   ------------  ------------

Net loss, as reported                             $    (2,322)  $    (1,977)

Add stock based employee compensation expense
   included in reported net loss, net of tax               11            16

Less total stock based employee compensation
   expense determined under fair value based
   method, net of related tax effects                     (11)          (16)
                                                   ------------  ------------

Pro forma net loss                                $    (2,322)  $    (1,977)
                                                   ============  ============



NOTE E - COMMITMENTS AND CONTINGENCIES

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

NOTE F - DEFERRED COMPENSATION

On January 16, 2004, based on the recommendation of Delta Woodside's Compensation Committee, the Board (with Mr. Garrett abstaining) approved an amendment of the Company's deferred compensation plan. The deferred compensation plan amendment provided that each participant's deferred compensation account will be paid to the participant upon the earlier of the participant's termination of employment or in accordance with a schedule of payment that will pay approximately 40%, 30%, 20% and 10% of the participant's total pre-amendment account on February 15 of 2004, 2005, 2006 and 2007, respectively. Any such February 15 payment will be conditioned on there being no default under the Company's Senior Note Indenture or the Company's revolving credit facility and on compliance with the fixed charge coverage ratio test in the Senior Note Indenture for the most recently ended four full fiscal quarters, determined on a pro forma basis. As a result of this amendment to the deferred compensation plan, approximately $2.3 million, which represents the February 15, 2005 payment, plus distributions anticipated to occur in the next twelve months due to participant retirements, has been reclassified on the consolidated balance sheet at October 2, 2004 from deferred compensation to accrued employee compensation in current liabilities. The first payment of approximately $3.1 million was made in February 2004.



NOTE G - SUBSEQUENT EVENTS

During the second quarter of fiscal year 2005, the Company's Board of Directors approved a comprehensive realignment plan that will streamline the Company's operations and provide for significant cost reductions. As a result, the Company expects to record a second quarter pretax asset impairment and restructuring charge to earnings ranging from $10.0 to $12.6 million. The Company also expects to incur plant run-out costs of approximately $1.6 million associated with the closing of the Company's Estes weaving facility. The asset impairment portion of the charge, primarily associated with closing of the Company's Estes weaving facility, as well as looms in other facilities, is expected to range from $6.0 to $8.9 million. The restructuring portion of the charge, estimated to be approximately $4.3 million, is principally for separation pay and benefits for the approximately 400 terminated employees and is expected to be paid over 18 months beginning in November 2004. The total pre-tax charge is net of estimated proceeds of $5.0 to $7.0 million from land, building and equipment sales. The Company expects disposal of the Estes plant assets to be completed during calendar year 2005.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS


Delta Mills sells a broad range of finished apparel fabrics primarily to branded apparel manufacturers and resellers, including Haggar Corp., the Wrangler(R) and Lee(R) labels of V.F. Corporation, Liz Claiborne, Inc., Levi Strauss and their respective subcontractors, and private label apparel manufacturers for J.C. Penney Company, Inc., Sears, Roebuck & Co., Wal-Mart Stores, Inc., and other retailers. Delta Mills also sells camouflage fabric and other fabrics used in apparel for the United States Department of Defense.


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

Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized. You should also review the other cautionary statements we make in this quarterly report and in other reports and other documents the Company files with the Securities and Exchange Commission. All forward-looking statements attributable to us, or persons acting for us, are expressly qualified in their entirety by our cautionary statements.

The Company does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.

MANAGEMENT OVERVIEW AND COMPANY OUTLOOK

THE CURRENT ENVIRONMENT. The Company expects to face a significant change in global competition in 2005 as a result of the WTO's phase-out of textile and apparel quotas by the end of calendar year 2004. Tariffs on textile/apparel products are also being reduced (but not eliminated). In addition, China's admission to the WTO will have a significant impact on global textile and apparel trade. By gaining admission to the WTO, China is able to take advantage of the elimination of quota limitations on access to the U.S. market, and there could be a significant negative impact on the North American textile industry. With the arrival of 2005 and the elimination of quotas for WTO members, certain countries, most particularly, but not limited to, China, may have cost advantages compared to the Company. Accordingly, the Company believes it must fully utilize other competitive advantages it believes it has compared to Asian competitors. Among the advantages of the Company are its well-established relationships with its customers, its ability to respond quickly to its customers' needs as well as the logistical advantages associated with its manufacturing being located in North America. However, there can be no assurance that these advantages will allow the Company to successfully compete with foreign textile producers.

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

In August of 2004, the Company entered into a contract to sell the Furman Plant real property for expected net proceeds of approximately $1.8 million. The sales price, net of selling costs, under the contract was approximately $847,000 less than the carrying amount of the asset on the Company's books. Based on this information relative to the fair value of the property at July 3, 2004, the Company recorded an impairment charge of approximately $847,000 in the fourth quarter of fiscal 2004. The sale was subject to closing conditions, and the prospective purchaser has since terminated the proposed sale as permitted by this contract. The Company has lowered its offering price for the property to reflect the price in the terminated contract.

FIRST QUARTER OF FISCAL YEAR 2005. We continue to face a number of major challenges in fiscal year 2005 and beyond. We recognize the challenges associated with what we believe are the unfair trade practices of foreign competitors. The threat of these practices comes primarily from the Chinese government's policy of maintaining an artificially low valuation for its currency and of subsidizing China's textile industries to keep manufacturing costs artificially low. We also recognize challenges associated with the high level of over capacity in the domestic textile industry and inconsistent demand at retail. In an effort to confront these threats to our Company, management's main focus has been to aggressively reduce our cost by concentrating on the items that are largely under our control. To that end, as announced in our press release of October 20, 2004, we have developed and begun the implementation of a major realignment plan that will streamline the Company's operations and provide for significant cost reductions. This plan is underway as planned and is discussed in more detail below.

Our first quarter fiscal year 2005 net loss of $2.3 million reinforced the urgency to proceed rapidly with our realignment plan. We anticipated weak sales in our commercial business, but expected the increased demand in our government business to more than offset the negative results of the downward pressure on our commercial product volume and profit margins. We were encouraged to learn that the Department of Defense (DOD) made a critical decision to adopt a new uniform; however, the transition to the new uniform has not come without a cost. As DOD transitioned from the old to the new uniform, they reduced fabric orders for the old uniform for deliveries in the last two quarters of calendar year 2004 (the first two quarters of our 2005 fiscal year) in anticipation of a surge in production of the new uniform design in the first two quarters of calendar year 2005 (the last two quarters of our 2005 fiscal year.) Working with DOD to accomplish the change to the new uniform created a shortfall in sales for the first quarter of fiscal year 2005; however, we believe we are well positioned to participate in production of the new uniform and anticipate an increase in our Government Business in the second half of our 2005 fiscal year.

Even though we are encouraged by the first signs of success with our realignment plan coupled with the introduction of the new uniform for DOD as discussed above, we recognize there are risks that could impede our progress and our success in fiscal year 2005.

First, we expect our commercial business to continue to suffer from a high level of over capacity in the textile industry, inconsistent retail demand and pressure from imports that could intensify beginning in January 2005 with the removal of import quotas. And while we expect that the volume of our commercial business will stabilize at approximately the fiscal year 2004 levels, we believe that there is little hope for any pricing improvement. Also, the rationalization of the over capacity in the commercial cotton business is less likely than last year because one of our chief competitors has recently announced that it intends to stay competitive in the commercial cotton business with the support of its new owners.

Secondly, there is no guarantee that the federal government will continue to mandate that government uniform fabric be produced in the United States. Our long term success will hinge on this government policy.

Lastly, our realignment plan success is in part dependent on the continued moderation of raw material costs and predictable plant operating schedules supported by timely customer orders in both our commercial and government product lines.

Management believes we can succeed with our realignment plan and return the Company to profitability provided the negative consequences associated with the above risks do not become insurmountable.

OUR 2005 REALIGNMENT PLAN.

During the second quarter of fiscal year 2005, the Company's Board of Directors approved a comprehensive realignment plan that will streamline the Company's operations and provide for significant cost reductions. As a result, the Company expects to record a second quarter pretax asset impairment and restructuring charge to earnings ranging from $10.0 to $12.6 million. The Company also expects to incur plant run-out costs of approximately $1.6 million associated with the closing of the Company's Estes weaving facility. The asset impairment portion of the charge, primarily associated with closing of the Company's Estes weaving facility, as well as looms in other facilities, is expected to range from $6.0 to $8.9 million. The restructuring portion of the charge, estimated to be approximately $4.3 million, is principally for separation pay and benefits for the approximately 400 terminated employees and is expected to be paid over 18 months beginning in November 2004. The total pre-tax charge is net of estimated proceeds of $5.0 to $7.0 million from land, building and equipment sales. The Company expects disposal of the Estes plant assets to be completed during calendar year 2005.

We estimate that this aggressive cost reduction initiative will improve pretax earnings on an annual basis by $11.0 to $16.0 million when compared to fiscal 2004 results, although there can be no assurance to this effect. The uncertainty associated with these anticipated charges relates to the timing and the amount of the charges resulting from the rollout of the detailed plan.

GMAC, our revolving credit facility lender, has demonstrated its commitment to us by agreeing to revise the financial covenants in our credit facility to accommodate our realignment plan. We firmly believe that this plan will allow the Company to continue to meet its financial obligations, maintain GMAC's support, and define a path to profitability in the future.

RESULTS OF OPERATIONS
FIRST QUARTER OF FISCAL 2005 VERSUS FIRST QUARTER OF FISCAL 2004

The following table summarizes the Company's results for the first quarter of Fiscal 2005 versus the first quarter of Fiscal 2004:

                                                                                     Increase/(Decrease)
In thousands, except percentages                                                      From 2004 to 2005
                                                                                  --------------------------
                                                   10/2/2004        9/27/2003           $            %
                                                 ---------------------------------------------------------------
Net Sales                                            $35,440          $42,581           $ (7,141)    (16.77)%
% of Net Sales                                        100.00%          100.00%

Gross Profit                                             309              619               (310)    (50.08)%
% of Net Sales                                          0.87%            1.45%

Selling, General and Administrative Expenses           2,720            2,828               (108)     (3.82)%
% of Net Sales                                          7.67%            6.64%

Other Income                                              36              290               (254)    (87.59)%

Operating Loss                                        (2,375)          (1,919)               456      23.76 %
% of Net Sales                                         (6.70)%          (4.51)%

Interest Expense (Net)                                (1,291)          (1,207)                84       6.96 %
% of Net Sales                                         (3.64)%          (2.83)%

Loss Before Income Taxes                              (3,666)          (3,126)               540      17.27 %
% of Net Sales                                        (10.34)%          (7.34)%

Income Tax Benefit                                    (1,344)          (1,149)               195      16.97 %
% of Net Sales                                         (3.79)%          (2.70)%

Net Loss                                              (2,322)          (1,977)               345      17.45 %
% of Net Sales                                         (6.55)%          (4.64)%

Order Backlog                                       $ 47,142         $ 53,964           $ (6,822)    (12.64)%

NET SALES:
The 16.8% decline in net sales was the result of a 19.0% decline in unit sales partially offset by a 2.2% increase in average sales price. The decline in unit sales was primarily due to a decline in the Company's commercial cotton products brought on by the high level of over capacity in the textile industry, pressure from foreign imports and inconsistent demand at retail. This decline was partially offset by an increase in demand for military fabrics and an increase in the Company's commercial synthetic product sales. These increases in military and synthetic product sales accounted for the majority of the average sales price increase.

GROSS PROFIT:
The decline in gross profit was primarily due to a decline in profit margins in the commercial cotton and synthetic product categories. The high level of over capacity in the textile industry, pressure from foreign imports and inconsistent demand at retail were the primary factors contributing to the declines in profit margin in the commercial product categories. Also contributing to the decline in gross profit were increased raw material costs. These declines were somewhat offset by improved manufacturing cost absorption associated with improved running schedules.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
The decline in selling, general and administrative expenses was primarily due to lower distribution costs associated with reduced unit sales.

OTHER INCOME:
Other income for the first quarter of fiscal 2005 consisted primarily of discounts taken for early payment of accounts payable invoices, along with income from asset disposals at the Company's two closed facilities, the Furman Plant and the Catawba Plant. Other income for the fiscal quarter ended September 27, 2003, was primarily associated with asset disposals associated with the same closed facilities mentioned above. The fair value less costs to sell for these two closed facilities is shown as assets held for sale on the Company's consolidated balance sheet.

OPERATING LOSS:
The increase in the operating loss was primarily the result of the items discussed above.

INTEREST EXPENSE, NET:
The average interest rate on the Company's credit facility is based on a spread over either LIBOR or a base rate. The increase in interest expense was due primarily to increases in interest rates due to an amendment of the Company's revolving credit facility and increases in LIBOR due to changes in market rates. The average interest rate on the revolving credit facility was 2.870% as of September 27, 2003, compared to an average interest rate of 4.840% as of October 2, 2004.

INCOME TAX BENEFIT:
The effective tax rate for the quarter ended October 2, 2004 was 36.7% compared to an effective tax rate of 36.8% for the quarter ended September 27, 2003. The effective tax rate will be impacted by the second quarter asset impairment and restructuring charge.

NET LOSS:
The increase in net loss for the first quarter of fiscal year 2004 was primarily due to the deterioration in gross profit as described above.

ORDER BACKLOG:
The decrease in the order backlog was primarily due to the decline in the demand for the Company's commercial cotton products as a result of a high level of over capacity in the textile industry, pressure from foreign imports and inconsistent demand at retail. This decline was somewhat offset by an increase in the demand for uniform fabrics used in apparel sold to the United States Department of Defense.

Over the last several years many of the Company's commercial customers have shortened lead times for delivery requirements. Because of shortened lead time coupled with inconsistent demand at retail, management believes that the order backlog at any given point in time may not be an indication of future sales.


LIQUIDITY AND SOURCES OF CAPITAL

SOURCES AND USES OF CASH. The Company's primary sources of liquidity are cash flow from operations and the Company's revolving credit facility with GMAC. In the first quarter of fiscal year 2005, the Company used $1.9 million in cash from operating activities principally as the result of the $2.3 million net loss discussed above. A net increase in deferred income taxes of $1.3 million and a decrease in accrued and sundry liabilities of $1.0 million also contributed to the Company's use of cash from operations. Partially offsetting these uses of cash were an increase in the revolving credit facility balance of $2.1 million and an increase in accrued employee compensation of $0.4 million.

Availability on the revolving credit facility was $9.7 million at October 2, 2004 and the Company was in compliance with the credit facility's financial covenants as amended at October 2, 2004.

Capital expenditures during the first quarters of fiscal years 2004 and 2005 were primarily used for the second phase of the modernization of the Company's Delta 3 cotton finishing plant. On November 6, 2002, the Company announced that it had started a major capital project to modernize its Delta 3 cotton finishing plant in Wallace, S.C. This plan was divided into three phases. The first phase consisted of the installation of a new dye range that was completed in June of fiscal year 2003. The majority of the $6.4 million in capital expenditures for fiscal year 2003 were for this project. The second phase consisted of the installation of a new print range and a new prep range that was completed in early fiscal year 2005. The majority of the $5.1 million in capital expenditures for fiscal year 2004 were for this project. The third phase will start in fiscal year 2005 and consists of the installation of a new dye range that will be designed for wide fabric finishing. The majority of the $4.0 million capital expenditures planned for fiscal year 2005 will be spent on this project, primarily in the third and fourth quarter of fiscal year 2005, which ends on July 2, 2005. With the completion of phases one and two of this modernization plan, the Company is positioned to provide long-term support for its government business and long-term support for an improved quality product for its commercial cotton business. The completion of phase three will further enhance the Company's ability to meet the needs of its cotton business on a cost effective and profitable basis and compete more effectively in the industry in 2005 and beyond.

With its entry into the October 2004 amendment to the GMAC revolving credit agreement described below and subject to completion of the Company's 2005 realignment plan discussed above, the Company believes that the cash flows generated by its operations and funds available under Delta Mills' credit facility should be sufficient to service its debt, to satisfy its day-to-day working capital needs and to fund its planned capital expenditures for the next twelve months and beyond.

CONTRACTUAL OBLIGATIONS. As of October 2, 2004, the Company had contractual obligations in the form of leases, cotton commitments, deferred compensation, debt, and related interest as follows (in thousands):

                                                  Payments Due by Fiscal Year

         Contractual Obligations            2005(1)    2006       2007      2008       2009     Thereafter    Total
                                         -------------------- -------------------- ---------- ----------- ----------

Cotton Commitments                          $4,195                                                           $4,195
Deferred Compensation                        2,365    $1,604       $773                                       4,742
Non-Cancelable Operating Leases                233       275        294      $306       $276        $121      1,505
Revolving Credit Facility                                        23,472                                      23,472
Long-Term Debt                                                             31,941                            31,941
Interest Payments on Long-Term Debt          1,537     3,074      3,074       512                             8,197
                                         -------------------- -------------------- ---------- ----------- ----------
Total                                       $8,330    $4,953    $27,613   $32,759       $276        $121    $74,052
                                         ==================== ==================== ========== =========== ==========


(1) Represents amounts due in the remaining nine months of fiscal year 2005.

Subsequent to the quarter ended October 2, 2004, the Company entered into a five-year lease agreement for office space in New York City. Payments on this lease will begin in January of 2005 after the expiration of the Company's previous lease for its sales offices. Total payments for this lease will be approximately $1.1 million over the life of the lease, and these amounts have been included in the table above.

DELTA MILLS' 9.625% SENIOR NOTES. On August 25, 1997, the Company issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At October 2, 2004, the outstanding balance of the notes was $31,941,000, unchanged from the balance at July 3, 2004.

THE GMAC REVOLVING CREDIT FACILITY. The Company has a revolving credit facility with GMAC with a term lasting until March 2007. Borrowings under this credit facility are based on eligible accounts receivable and inventories of the Company. The facility is secured by the accounts receivable, inventories and capital stock of the Company. The average interest rate on the credit facility was 4.840% at October 2, 2004 and is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $23.5 million and $21.4 million as of October 2, 2004 and July 3, 2004, respectively. As of October 2, 2004, the revolver availability was approximately $9.7 million, net of the $7 million availability reduction described below.

Prior to April 19, 2004, the GMAC credit facility had financial covenants that required the Company to comply with a maximum leverage ratio and a minimum fixed charge coverage ratio. As a result of the operating loss in the third quarter of fiscal year 2004, the Company was not in compliance with the maximum leverage ratio covenant at the end of that quarter. On April 19, 2004, GMAC granted the Company a waiver and amendment that waived the existing default with respect to the maximum leverage ratio covenant, temporarily amended the maximum leverage ratio covenant for the fourth quarter of fiscal year 2004, and temporarily eliminated the fixed charge coverage ratio covenant for the fourth quarter of fiscal year 2004. The Company was in compliance with these amended covenants at July 3, 2004. The April 2004 waiver and amendment also reduced the Company's availability under the credit facility by $7 million for the remaining term of the facility and increased the interest rates under the credit facility by 125 basis points; however, the interest rates will revert to their pre-amendment levels if the Company has net income for fiscal year 2005 and no event of default exists under the credit facility. On August 18, 2004, the Company entered into further amendments to the GMAC credit facility pursuant to which the maximum availability was reduced to $38 million, and the maximum leverage ratio and fixed charge coverage ratio covenants were replaced with a minimum EBITDA covenant. The new covenant sets required minimum EBITDA levels for each quarter of fiscal year 2005 and provides that it will constitute an event of default if the Company and its lender fail to agree by the end of fiscal year 2005 to minimum EBITDA levels for the remainder of the term of the revolving credit facility. On October 18, 2004, GMAC agreed to an amendment to the financial covenants in the credit facility to reduce the required minimum EBITDA levels for each quarter of fiscal year 2005. The Company was in compliance with these amended covenants at October 2, 2004.

RESTRICTIVE COVENANTS. The Company's credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to the Company's stock is permitted if there is no event of default and there is at least $1 of availability under the facility. The indenture pertaining to the Company's 9.625% Senior Notes also contains restrictive covenants that restrict additional indebtedness, dividends, and investments by the Company and its subsidiaries. The payment of dividends with respect to the Company's stock is permitted if there is no event of default under the indenture and after payment of the dividend, the Company could incur at least $1 of additional indebtedness under a fixed charge coverage ratio test. Dividends are also capped based on cumulative net income and proceeds from the issuance of securities and liquidation of certain investments. The Company may loan funds to Delta Woodside subject to compliance with the same conditions. At October 2, 2004, the Company was prohibited by these covenants from paying dividends and making loans to Delta Woodside. During the quarter ended October 2, 2004 and the year ended July 3, 2004, the Company did not pay any dividends to Delta Woodside.

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

The Company has entered into agreements, and has fixed prices, to purchase cotton for use in its manufacturing operations. At October 2, 2004, minimum payments under these contracts with non-cancelable contract terms were $4.2 million.

During 1998, Delta Woodside received notices from the State of North Carolina asserting deficiencies in state corporate income and franchise taxes for Delta Woodside's 1994 - 1997 tax years. The total assessment proposed by the State amounted to $1.5 million, which included interest and penalties at that time. The assessment was delayed pending an administrative review of the case by the State. In October 2002, the State proposed a settlement in which Delta Woodside would have paid approximately 90% of the assessed amount plus a portion of certain penalties for Delta Woodside's tax years 1994 - 2000. Delta Woodside rejected this offer and continued with its appeal due to management's belief that the State's legal position is in conflict with established principles of federal constitutional law. The Company considers all exposures in determining probable amounts of payment and has determined that any likely settlement will not exceed established reserves; therefore, any payment in settlement of this matter is not expected to result in a material impact on the Company's results of operations.

On January 16, 2004, based on the recommendation of Delta Woodside's Compensation Committee, the Board (with Mr. Garrett abstaining) approved an amendment of the Company's deferred compensation plan. The deferred compensation plan amendment provided that each participant's deferred compensation account will be paid to the participant upon the earlier of the participant's termination of employment or in accordance with a schedule of payment that will pay approximately 40%, 30%, 20% and 10% of the participant's total pre-amendment account on February 15 of 2004, 2005, 2006 and 2007, respectively. Any such February 15 payment will be conditioned on there being no default under the Company's Senior Note Indenture or the Company's revolving credit facility and on compliance with the fixed charge coverage ratio test in the Senior Note Indenture for the most recently ended four full fiscal quarters, determined on a pro forma basis. As a result of this amendment to the deferred compensation plan, approximately $2.3 million, which represents the February 15, 2005 payment, plus distributions anticipated to occur in the next twelve months due to participant retirements, has been reclassified on the consolidated balance sheet at October 2, 2004 from deferred compensation to accrued employee compensation in current liabilities. The first payment of approximately $3.1 million was made in February 2004.


CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.

Impairment of Long - Lived Assets: In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which SFAS 144 defines as the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its SFAS 144 fair value, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Any impairment charge would reduce the value of the Company's assets on its balance sheet and result in a corresponding non-cash charge to earnings that would reduce the Company's net income on its consolidated statement of operations. Assets to be disposed of by sale are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Estimates of future cash flows and asset selling prices are inherently uncertain. Different estimates could result in materially different carrying amounts.

Income Taxes: The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). The Company recognizes deferred income taxes, net of any valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. As of July 3, 2004, the Company had approximately $3.7 million in net deferred tax liabilities. As of October 2, 2004, the Company had approximately $2.4 million in net deferred tax liabilities.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk Sensitivity

As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. As of October 2, 2004, a 10% decline in market price of the Company's fixed price contracts would have had a negative impact of approximately $0.4 million on the value of the contracts. As of July 3, 2004, such a 10% decline would have had a negative impact of $0.7 million. The decrease in the potential negative impact from July 3, 2004 to October 2, 2004 is due to a lower level of fixed price cotton commitments coupled with lower cotton prices at the more recent date.


Interest Rate Sensitivity

The Company's revolving credit facility expiring in 2007 is sensitive to changes in interest rates. Interest is based on a spread over LIBOR or a base rate. An interest rate increase would have a negative impact to the extent the Company borrows against the revolving credit facility. The impact would be dependent on the level of borrowings incurred. As of October 2, 2004, an increase in the interest rate of 1% would have a negative impact of approximately $235,000 annually. As of July 3, 2004, an increase in the interest rate of 1% would have had a negative impact of approximately $214,000 annually. The increase in the potential negative impact from July 3, 2004 to October 2, 2004 is due to the increase in borrowings under the facility.

An interest rate change would not have an impact on the payments due under the Company's fixed rate ten year Senior Notes.


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

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of October 2, 2004, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.


Changes in Internal Controls

There was no change in the Company's internal controls over financial reporting during the fiscal quarter ended October 2, 2004 that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings (not applicable)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (not applicable)

Item 3.     Defaults upon Senior Securities (not applicable)

Item 4.     Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.     Other Information (not applicable)

Item 6.     Exhibits

         Listing of Exhibits

4.3.1.8 Amendment to Credit Agreement dated August 18, 2004 between Delta Mills, Inc. and GMAC Commercial Finance LLC as lender and agent: incorporated by reference to Exhibit 4.3.1.8 to the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 2004 and filed with the Securities and Exchange Commission on October 18, 2004.

4.3.1.9 Amendment to Credit Agreement dated October 18, 2004 between Delta Mills, Inc. and GMAC Commercial Finance LLC as lender and agent: incorporated by reference to Exhibit 4.3.1.9 to the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 2004 and filed with the Securities and Exchange Commission on October 18, 2004.

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



                                   Delta Mills, Inc.
                                   (Registrant)




Date        November 16, 2004      By:/s/ W.H. Hardman, Jr.
      --------------------------   --------------------------------------------
                                   W.H. Hardman, Jr.
                                   Chief Financial Officer