Form 10-Q
period 2005-01-01
DELTA MILLS INC
filed 2005-02-15
CIK 1046860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2005
OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File number  333-376-17

                                DELTA MILLS, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

       DELAWARE                                             13-2677657
-------------------------------                        --------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)



  700 North Woods Drive
  Fountain Inn, South Carolina                                29644
  ------------------------------------------------        -------------
 (Address of principal executive offices)                  (Zip Code)

                                  864 862-3557
                           ---------------------------
              (Registrant's telephone number, including area code)


       P.O. Box 6126, 100 Augusta Street, Greenville, South Carolina 29606
       --------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value - 100 shares as of February 11, 2005.


                                DELTA MILLS, INC.
                                      INDEX

PART I. FINANCIAL INFORMATION
                                                                                                            Page
Item 1.  Financial Statements (Unaudited)

Condensed consolidated balance sheets--January 1, 2005 and July 3, 2004                                     3

Condensed consolidated statements of operations--
                  Three and six months ended January 1, 2005 and December 27, 2003                          4

Condensed consolidated statements of cash flows--
                  Six months ended January 1, 2005 and December 27, 2003                                    5

Notes to condensed consolidated financial statements                                                        6-9


Item 2.    Management's Discussion and Analysis of  Financial Condition and Results of Operations           10-21

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                       22

Item 4.    Controls and Procedures                                                                          22-23

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                24

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                      24

Item 3.    Defaults upon Senior Securities                                                                  24

Item 4.    Submission of Matters to a Vote of Security Holders                                              24

Item 5.    Other Information                                                                                24

Item 6.    Exhibits                                                                                         24


SIGNATURES                                                                                                  24

CERTIFICATIONS                                                                                              25-32



PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Delta Mills, Inc.
(In Thousands)
                                                   January 1, 2005      July 3, 2004
                                                   -----------------    -------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                           $         868      $       585
  Accounts receivable:
     Factor                                                  36,465           38,613
     Less allowances for returns                                  1               20
                                                   -----------------    -------------
                                                             36,464           38,593
  Inventories
     Finished goods                                           7,649            6,613
     Work in process                                         20,649           18,877
     Raw materials and supplies                               6,092            6,889
                                                   -----------------    -------------
                                                             34,390           32,379

  Deferred income taxes                                       1,659            1,113
  Other assets                                                  498              302
                                                   -----------------    -------------
                    TOTAL CURRENT ASSETS                     73,879           72,972

ASSETS HELD FOR SALE                                          8,857            2,495

PROPERTY, PLANT AND EQUIPMENT, at cost                      123,350          163,032
     Less accumulated depreciation                           74,592           99,907
                                                   -----------------    -------------
                                                             48,758           63,125

DEFERRED LOAN COSTS                                             292              347
                                                   -----------------    -------------
                                                     $      131,786      $   138,939
                                                   =================    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                             $       12,667      $     7,879
  Revolving credit facility                                  24,079           21,388
  Accrued income taxes payable                               13,692           13,698
  Payable to affiliates                                       3,721            3,686
  Accrued employee compensation                               3,056            3,179
  Accrued restructuring                                       2,536
  Accrued and sundry liabilities                              4,464            5,543
                                                   -----------------    -------------
                    TOTAL CURRENT LIABILITIES                64,215           55,373
LONG-TERM DEBT                                               31,941           31,941
NON-CURRENT DEFERRED INCOME TAXES                             1,662            4,853
DEFERRED COMPENSATION                                         2,070            2,328
SHAREHOLDERS' EQUITY
  Common Stock -- par value $0.01 a share -- authorized
3,000 shares, issued and outstanding 100 shares
  Additional paid-in capital                                 51,792           51,792
  Accumulated deficit                                       (19,894)          (7,348)
                                                   -----------------    -------------
                                                             31,898           44,444
COMMITMENTS AND CONTINGENCIES
                                                   -----------------    -------------
                                                     $      131,786      $   138,939
                                                   =================    =============




CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Delta Mills, Inc.
(In Thousands)


                                                    3 Mths Ended      3 Mths Ended      6 Mths Ended     6 Mths Ended
                                                     January 1,       December 27,       January 1,      December 27,
                                                        2005              2003              2005             2003
                                                   ---------------- ----------------- ----------------- ----------------

Net sales                                                 $ 39,310          $ 48,500          $ 74,750         $ 91,081

Cost of goods sold                                          40,735            44,087            75,866           86,049
                                                   ---------------- ----------------- ----------------- ----------------
GROSS PROFIT (LOSS)                                         (1,425)            4,413            (1,116)           5,032

Selling, general and administrative expenses                 2,608             2,959             5,328            5,787
Impairment and restructuring expenses                        7,350                               7,350
Other income                                                    25               411                61              701
                                                   ---------------- ----------------- ----------------- ----------------
  OPERATING PROFIT (LOSS)                                  (11,358)            1,865           (13,733)             (54)

Interest expense                                            (1,265)           (1,161)           (2,556)          (2,368)
                                                   ---------------- ----------------- ----------------- ----------------

INCOME (LOSS) BEFORE INCOME TAXES                          (12,623)              704           (16,289)          (2,422)
Income tax expense (benefit)                                (2,399)              417            (3,743)            (732)
                                                   ---------------- ----------------- ----------------- ----------------

NET INCOME (LOSS)                                        $ (10,224)            $ 287         $ (12,546)        $ (1,690)
                                                   ================ ================= ================= ================


See notes to condensed consolidated financial statements.



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Delta Mills, Inc.
(In Thousands)
                                                      6 Mths Ended                 6 Mths Ended
                                                    January 1, 2005              December 27, 2003
                                                 -----------------------      ------------------------

OPERATING ACTIVITIES
  Net loss                                                $     (12,546)                 $     (1,690)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation                                                 4,381                         4,396
     Amortization                                                    55                            55
     Impairment and restructuring expenses                        7,350
     Gains on disposition of property
        and equipment                                                                            (253)
     Change in deferred income taxes                             (3,737)                       (5,488)
     Deferred compensation                                         (258)                          418
     Changes in operating assets and liabilities                  2,568                        10,376
                                                 -----------------------      ------------------------

           NET CASH (USED IN) PROVIDED BY
               OPERATING ACTIVITIES                              (2,187)                        7,814
                                                 -----------------------      ------------------------

INVESTING ACTIVITIES
  Property, plant and equipment:
     Purchases                                                     (221)                       (2,795)
     Proceeds of dispositions                                                                     424
                                                 -----------------------      ------------------------
           NET CASH USED IN
               INVESTING ACTIVITIES                                (221)                       (2,371)
                                                 -----------------------      ------------------------


FINANCING ACTIVITIES
  Proceeds from revolving lines of credit                        80,075                        91,571
  Repayments on revolving lines of credit                       (77,384)                      (96,940)
                                                 -----------------------      ------------------------
           NET CASH PROVIDED BY (USED IN)
               FINANCING ACTIVITIES                               2,691                        (5,369)
                                                 -----------------------      ------------------------

INCREASE IN CASH
     AND CASH EQUIVALENTS                                           283                            74


Cash and cash equivalents at beginning of period                    585                           520
                                                 -----------------------      ------------------------

             CASH AND CASH EQUIVALENTS
                  AT END OF PERIOD                        $         868                  $        594
                                                 =======================      ========================


  See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Delta Mills, Inc. and subsidiary ("the Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended January 1, 2005 are not necessarily indicative of the results that may be expected for the year ending July 2, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 3, 2004.


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

Summarized financial information for the Guarantor is as follows (in thousands):


                                     January 1, 2005           July 3, 2004
                                     ---------------           ------------
Current assets                             $139                    $ 83
Non-current assets                            1                      13
Current liabilities                       2,363                   2,275
Non-current liabilities                     712                     697
Stockholders' deficit                    (2,935)                 (2,876)

Summarized   results  of  operations  for  the  Guarantor  are  as  follows  (in thousands):

                                                   Six Months Ended
                                          -------------------------------------
                                          January 1, 2005     December 27, 2003
                                          ---------------     -----------------

Net sales - Intercompany commissions          $ 1,678              $ 2,044
Cost and expenses                               1,737                1,930
Net income (loss)                                 (59)                 114

NOTE C-LONG-TERM DEBT, CREDIT ARRANGEMENTS, AND NOTES PAYABLE

On August 25, 1997, the Company issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At January 1, 2005, the outstanding balance of the notes was $31,941,000, unchanged from the balance at July 3, 2004.

The Company has a revolving credit facility with GMAC with a term lasting until March 2007. Borrowings under this credit facility are based on eligible accounts receivable and inventories of the Company. The facility is secured by the accounts receivable, inventories and capital stock of the Company. The average interest rate on the credit facility was 5.39% at January 1, 2005 and is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $24.1 million and $21.4 million as of January 1, 2005 and July 3, 2004, respectively. As of January 1, 2005, the revolving credit facility availability was approximately $9.2 million, net of the $7 million availability reduction described below.

Prior to April 19, 2004, the GMAC credit facility had financial covenants that required the Company to comply with a maximum leverage ratio and a minimum fixed charge coverage ratio. As a result of the operating loss in the third quarter of fiscal year 2004, the Company was not in compliance with the maximum leverage ratio covenant at the end of that quarter. On April 19, 2004, GMAC granted the Company a waiver and amendment that waived the existing default with respect to the maximum leverage ratio covenant, temporarily amended the maximum leverage ratio covenant for the fourth quarter of fiscal year 2004, and temporarily eliminated the fixed charge coverage ratio covenant for the fourth quarter of fiscal year 2004. The Company was in compliance with these amended covenants at July 3, 2004. The April 2004 waiver and amendment also reduced the Company's availability under the credit facility by $7 million for the remaining term of the facility and increased the interest rates under the credit facility by 125 basis points; however, the interest rates will revert to their pre-amendment levels if the Company has net income for fiscal year 2005 and no event of default exists under the credit facility. On August 18, 2004, the Company entered into further amendments to the GMAC credit facility pursuant to which the maximum availability was reduced to $38 million, and the maximum leverage ratio and fixed charge coverage ratio covenants were replaced with a minimum EBITDA covenant. The new covenant sets required minimum EBITDA levels for each quarter of fiscal year 2005 and provides that it will constitute an event of default if the Company and its lender fail to agree by the end of fiscal year
2005 to minimum EBITDA levels for the remainder of the term of the revolving credit facility. On October 18, 2004, GMAC agreed to an amendment to the financial covenants in the credit facility to reduce the required minimum EBITDA levels for each quarter of fiscal year 2005. The Company was in compliance with these amended covenants at January 1, 2005.

The Company's credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to the Company's stock is permitted if there is no event of default and there is at least $1 of availability under the facility. The indenture pertaining to the Company's 9.625% Senior Notes also contains restrictive covenants that restrict additional indebtedness, dividends, and investments by the Company and its subsidiaries. The payment of dividends with respect to the Company's stock is permitted if there is no event of default under the indenture and after payment of the dividend, the Company could incur at least $1 of additional indebtedness under a fixed charge coverage ratio test. Dividends are also capped based on cumulative net income and proceeds from the issuance of securities and liquidation of certain investments. The Company may loan funds to Delta Woodside subject to compliance with the same conditions. At January 1, 2005, the Company was prohibited by these covenants from paying dividends and making loans to Delta Woodside. During the year ended July 3, 2004 and the quarter ended January 1, 2005, the Company did not pay any dividends to Delta Woodside.

The Company assigns a substantial portion of its trade accounts receivable to GMAC Commercial Finance LLC (the "Factor") under a factor agreement. The assignment of these receivables is primarily without recourse, provided that customer orders are approved by the Factor prior to shipment of goods, up to a maximum for each individual account. The assigned trade accounts receivable are recorded on the Company's books at full value and represent amounts due the Company from the Factor. There are no advances from the Factor against the assigned receivables. All factoring fees are recorded in the Company's statement of operations as incurred as a part of selling, general and administrative expenses.

NOTE D - STOCK COMPENSATION

The Company also participates in the Delta Woodside Industries, Inc. 2004 Stock Plan, Incentive Stock Award Plan, and 2000 Stock Option Plan.

The Company applies the intrinsic value-based method of accounting for the stock option plans, in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25), and related interpretations. Under this method, compensation expense for stock options is recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. Compensation expense for the incentive stock award plan is approximately the same under APB 25 as it would be under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). If the Company had determined compensation expense at fair value for stock options, as under SFAS No. 123, the Company's net income (loss) would have been as follows:

(In thousands)                                               3 Months         3 Months          6 Months         6 Months
                                                              Ended            Ended             Ended            Ended
                                                             1/1/2005        12/27/2003         1/1/2005        12/27/2003
                                                           -------------    -------------     -------------    -------------

Net income (loss), as reported                             $   (10,224)     $        287      $   (12,546)     $    (1,690)

Add stock based employee compensation expense
   included in reported net income (loss), net of tax               16                 0               33               26

Less total stock based employee compensation
   expense determined under fair value based
   method, net of related tax effects                              (16)              (0)              (33)             (26)
                                                           -------------    -------------     -------------    -------------

Pro forma net income (loss)                                $   (10,224)     $        287      $   (12,546)     $    (1,690)
                                                           =============    =============     =============    =============


NOTE E - COMMITMENTS AND CONTINGENCIES

During 1998, Delta Woodside received notices from the State of North Carolina asserting deficiencies in state corporate income and franchise taxes for the Delta Woodside's 1994 - 1997 tax years. The total assessment proposed by the State amounted to $1.5 million, which included interest and penalties at that time. The assessment was delayed pending an administrative review of the case by the State. In October 2002, the State proposed a settlement in which Delta Woodside would have paid approximately 90% of the assessed amount plus a portion of certain penalties for Delta Woodside's tax years 1994 - 2000. In January 2005 the North Carolina Department of Revenue (the Department) notified the Company that the North Carolina Court of Appeals unanimously upheld the Department's assessment of corporate income and franchise tax against A&F Trademark and eight other holding company subsidiaries of the Limited Stores, Inc. (the Limited Stores Case), ruling that the trademark holding companies were doing business in the state of North Carolina for corporate income tax purposes. As a result of the Limited Stores Case ruling, the Department proposed a Voluntary Compliance Program (the Program) whereby the Company could pay the assessment amount for the Company's 1994 - 1997 tax years plus interest totaling approximately $1.4 million. Under the Program, the Department would waive all penalties provided the Company pays the tax and interest and waives all rights to a refund. Delta Woodside rejected this offer and continued with its appeal due to management's belief that the State's legal position is in conflict with established principles of federal constitutional law. Delta Woodside considers all exposures in determining probable amounts of payment; therefore, any payment in settlement of this matter is not expected to result in a material impact on the Company's results of operations.

NOTE F - DEFERRED COMPENSATION

On January 16, 2004, based on the recommendation of Delta Woodside's Compensation Committee, the Board (with Mr. Garrett abstaining) approved an amendment of the Company's deferred compensation plan. The deferred compensation plan amendment provided that each participant's deferred compensation account will be paid to the participant upon the earlier of the participant's termination of employment or in accordance with a schedule of payment that will pay approximately 40%, 30%, 20% and 10% of the participant's total pre-amendment account on February 15 of 2004, 2005, 2006 and 2007, respectively. Any such February 15 payment will be conditioned on there being no default under the Company's Senior Note Indenture or the Company's revolving credit facility and on compliance with the fixed charge coverage ratio test in the Senior Note Indenture for the most recently ended four full fiscal quarters, determined on a pro forma basis. Compliance with the fixed charge coverage ratio test is required by the Senior Note Indenture only for the incurrence of indebtedness or the issuance of preferred stock in certain circumstances; however, the amendment of the deferred compensation plan requires compliance for the scheduled payments. As a result of this amendment to the deferred compensation plan, approximately $2.3 million, which represents the scheduled February 15, 2005 payment, plus distributions anticipated to occur in the next twelve months due to participant retirements, has been reclassified on the consolidated balance sheet at January 1, 2005 from deferred compensation to accrued employee compensation in current liabilities. The first payment of approximately $3.1 million was made in February 2004. As of February 15, 2005, the Company was not in compliance, for the purpose of the scheduled payment, with the fixed charge coverage ratio test in the Senior Note Indenture for the most recently ended four full fiscal quarters, determined on a pro forma basis. Accordingly, any future payment in accordance with the schedule in the amendment will be delayed until compliance is achieved.



NOTE G -IMPAIRMENT AND RESTRUCTURING CHARGES

During the quarter ended January 1, 2005, the Company recorded an impairment and restructuring charge of $7.4 million, on a pretax basis, associated with its 2005 realignment plan as announced on October 20, 2004. The Company recorded a $3.8 million non-cash asset impairment charge to reflect the write down of property and equipment to its estimated fair value, less selling costs. These assets are recorded on the consolidated financial statements as Assets Held for Sale. The carrying amount of Assets Held for Sale, including the Catawba and Furman plants which were previously classified in this category, was approximately $8,857,000 at January 1, 2005. The Company has entered asset sales agreements covering the Catawba, Furman, and Estes plants and equipment located at these closed plants as well as some impaired equipment located at the Beattie and Pamplico plants.

The remainder of the charge relates to restructuring costs of $3.5 million, as noted below:

                                                      Employee
                                                  Termination Costs    Other Expenses         Total
                                                  -----------------    --------------         -----
Restructuring Accrual                                 $3,154,229           $350,000        $3,504,229

Less: Charges Paid Year to Date                          959,166              9,059           968,225

Remaining Liability as of January 1, 2005             $2,195,063           $340,941        $2,536,004


The employee termination costs are principally for separation pay and benefits costs for the approximately 400 terminated employees and are expected to be paid over 18 months beginning in November 2004. The other expenses are primarily estimated contract termination costs.

In addition to the restructuring and impairment charges, the Company recorded in cost of goods sold $781,000 for the write-off of certain supply inventories associated with equipment to be sold.

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

The forward-looking statements in this document are based on the Company's expectations and are necessarily dependent upon assumptions, estimates and data that the Company believes are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to:

o    changes in the retail demand for apparel products
o    the cost of raw materials
o    competitive conditions in the apparel and textile industries
o the relative strength of the United States dollar as against other currencies
o changes in United States and international trade regulations, including without limitation the end of quotas on textile and apparel products amongst WTO member states in 2005
o the discovery of unknown conditions, such as environmental matters and similar items
o    escalating  energy  costs
o the federal government policy respecting US sourcing requirements for military fabrics

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

MANAGEMENT OVERVIEW AND COMPANY OUTLOOK

THE CURRENT ENVIRONMENT. As we end our second fiscal quarter and enter calendar year 2005, we recognize that the Company faces a significant change in global competition as a result of the WTO's phase-out of textile and apparel quotas at the end of calendar year 2004. It is too early in the calendar year to judge the WTO's effect on our commercial business. While we recognize our Asian competitors will have a cost advantage as tariffs on textile/apparel products are reduced (but not eliminated), we believe we have competitive advantages compared to Asian competitors and we must fully utilize those advantages. Among our advantages are our well-established relationships with our customers, our ability to respond quickly to customer needs and the logistical advantage associated with our manufacturing being located in North America. However, there can be no assurance that these advantages will allow us to successfully compete with foreign textile producers.

During the second fiscal quarter, we closed our Estes weaving facility, located in Piedmont, South Carolina as part of the realignment plan announced October 20, 2004. The equipment run-out schedule was completed in approximately five (5) weeks as planned. In addition to our Estes Plant, we have two other idle facilities: the Catawba Plant located in Maiden, North Carolina was closed during fiscal year 2003 and the Furman Plant, located in Fountain Inn, South Carolina was closed during fiscal year 2002. We will discuss the status of these impaired facilities and related equipment under the Realignment Plan update later in this overview.

SECOND QUARTER AND FIRST HALF OF FISCAL YEAR 2005. Sales increased $3.9 million from the first quarter of fiscal 2005 quarter but declined $9.2 million over last year's second quarter and $16.3 million over the prior year's first six months. The declines were principally a result of the decline in the commercial cotton product category. This decline was not unexpected and current conditions in the market place have not changed significantly. We still expect surplus capacity in the domestic textile manufacturing base to remain in place and we expect Asia to continue to disrupt the sourcing patterns of U.S. retailers and brands. We remain diligent in our efforts to understand the globally competitive market place and to look within our Company to lower our costs and improve performance.

OUTLOOK.  We  continue  to  believe  the  best  opportunity  for  improving  our performance and protecting the investment of our constituents, is to successfully execute our Realignment Plan that was announced on October 20,
2004. +At this point in time, as planned, we have completed the workforce reductions, reduced medical and 401k benefits, reduced salaried employees pay, closed the Estes Plant, increased the capacity utilization of our Beattie weaving facility, initiated fixed overhead reductions in the manufacturing and administrative areas including the relocation of the New York and Greenville administrative offices, and negotiated asset sales contracts on all impaired real and personal property. With our anticipated improved manufacturing performance and market support beginning the last half of our fiscal year, we should see the true test of our plan's success as the effect of these initiatives moves to the bottom line.

Our commercial cotton market has recently shown signs of improvement, although we cannot pinpoint the exact reason nor can we assume the improvement in this business to be long term. Some of the possible reasons are that some domestic capacity rationalization has taken place, the supply chain inventory has moved to a lower than usual level or that our customers, even though they continue to look for new opportunities, are comfortable with their current domestic supply chain.

On the other hand, our commercial synthetic product categories are not enjoying the same trend as we are experiencing in the commercial cotton product categories. In this business, we are suffering through what we hope is the usual seasonal adjustment.

Our government business remains strong. The government procurement agency (DPSC) has made significant long-term awards in support of its program to adequately equip the standing army during these troubled times. This coupled with its transitioning into the new uniform for the Armed Services should bring comfort that our current military business expectations will materialize.

In the third fiscal quarter we expect to realize the first results of our realignment plan cost reductions. As we stated earlier, there are no apparent obstacles on the horizon, however, we recognize the risks that continue to threaten the success of our future plans, namely:

o    the high level of over capacity in the domestic textile industry
o    the relative strength of the US dollar against other currencies
o the federal government policy respecting U. S. sourcing requirements for military fabrics
o the Company's 9.625% Senior Notes outstanding balance of $31,941,000 due in August 2007
o the realignment plan's dependence on predictable plant operating schedules supported by timely customer orders in both commercial and government product lines
o the realignment plan's dependence on the ability of the Company to retain employees in light of the plan's pay and benefit reductions
o the realignment plan's dependence on the ability of the Company to acquire adequate supplies of yarn and greige fabric at favorable prices

Management believes we can succeed with our realignment plan and return the Company to profitability provided the negative consequences associated with the above risks do not become insurmountable.

OUR 2005 REALIGNMENT PLAN.

During the second quarter of fiscal year 2005, the Company's Board of Directors approved a comprehensive realignment plan (the Plan) that will streamline the Company's operations and provide for significant cost reductions. The Plan was announced on October 20, 2004 with the closing of the Estes weaving facility and the reduction in staffing throughout the organization. The Plan also includes capacity reductions in our commercial synthetics business and the elimination of yarn manufacturing at our Beattie plant. Other critical aspects of the Plan that were implemented beginning in January 2005 are the reduction in fixed manufacturing costs, benefit cost reductions, salary pay adjustments and reduced administrative costs.

The Plan resulted in a charge to earnings of $8,863,000 as follows:

                                                    Asset       Restructuring     Cost of
                                     Total        Impairment        Costs       Goods Sold
                                -------------------------------------------------------------
Asset impairment costs               $3,845,000     $3,845,000
Cash restructuring costs              3,504,000                      3,504,000
Estes and Beattie run-out
costs
  and inventory write-down            1,514,000                                    1,514,000
                                -------------------------------------------------------------
Total                                $8,863,000     $3,845,000      $3,504,000    $1,514,000
                                -------------------------------------------------------------

The asset impairment portion of the charge was determined based on estimated proceeds of $8,857,000 associated with asset sales agreements covering our Catawba, Furman, and Estes plants and equipment located at these closed plants as well as some impaired equipment located at our Beattie and Pamplico plants. Closings for equipment sales agreements totaling $4,038,000 have been completed through February 15, 2005. The closings for the remaining asset sales agreements are scheduled during the third quarter of fiscal 2005 for the remaining equipment sales and during the fourth quarter of fiscal 2005 for the real property sales. As reported in Form 8-K filed on February 2, 2005, the larger of the asset purchase agreements was with Gibbs International, Inc. for $7,000,000 covering the Company's Furman, Catawba and Estes plants and a portion of the equipment located at those plants as well as equipment associated with yarn production at the Beattie plant. The various closings for these asset purchase agreements are subject to customary closing conditions. The closing of the sale of the plants is further subject to completion by Gibbs of due diligence with respect to title, survey and environmental matters. The restructuring portion of the charge is principally for separation pay and benefits costs for the approximately 400 terminated employees and is expected to be paid over 18 months beginning in November 2004. The charges recorded in cost of goods sold include $733,000 of run-out costs at the Estes plant and $781,000 for the write-off of certain supply inventories associated with equipment to be sold.

We estimate that this aggressive cost reduction initiative will improve pretax earnings on an annual basis by $11.0 to $16.0 million when compared to fiscal 2004 results, although there can be no assurance to this effect. The uncertainty associated with these anticipated costs reductions relates to the Company's performance and the industry risks described above as the detailed plan unfolds.

DEVELOPMENTS SINCE QUARTER END

On January 27, 2005, the Board of Directors of Delta Woodside, upon the recommendation of the Compensation Committee of the Board, adopted a Fiscal Year 2005 Incentive Bonus Plan pursuant to which cash bonuses will, subject to conditions set forth in the plan, be awarded to employees if Delta Mills exceeds a minimum EBITDA target during fiscal year 2005. If Delta Mills exceeds the minimum EBITDA target, a bonus pool is established, the amount of which is calculated based on varying portions of the amount of EBITDA in excess of the target, from which bonus pool cash bonuses will, subject to conditions set forth in the plan, be paid to employees, including Delta Woodside's executive officers, in the discretion of the Compensation Committee of the Board (as to the executive officers) or the Company's chief executive officer (as to other employees). For purposes of the bonus plan, EBITDA will be calculated in accordance with the definition of that term set forth in Delta Mills' Revolving Credit and Security Agreement dated as of March 31, 2000, as amended.

RESULTS OF OPERATIONS
SECOND QUARTER OF FISCAL 2005 VERSUS SECOND QUARTER OF FISCAL 2004

The following table summarizes the Company's results for the second quarter of Fiscal 2005 versus the second quarter of Fiscal 2004. Amounts are in thousands except for percentages.

                                                                                      Increase/(Decrease)
                                                    3 Months        3 Months          From 2004 to 2005
                                                      Ended           Ended         -----------------------
                                                      1/1/2005       12/27/2003           $            %
                                                   ------------------------------------------------------------
Net Sales                                             $ 39,310         $ 48,500       $ (9,190)     (18.95)%
% of Net Sales                                          100.00 %         100.00%

Gross Profit (Loss)                                     (1,425)           4,413         (5,838)    (132.29)%
% of Net Sales                                           (3.63)%           9.10%

Selling, General and Administrative Expenses             2,608            2,959           (351)     (11.86)%
% of Net Sales                                            6.63 %           6.10%

Impairment and restructuring expenses                    7,350                           7,350

Other Income                                                25              411           (386)     (93.92)%

Operating Profit (Loss)                                (11,358)           1,865        (13,223)    (709.01)%
% of Net Sales                                          (28.89)%           3.85%

Interest Expense                                        (1,265)          (1,161)           104        8.96 %
% of Net Sales                                           (3.22)%          (2.39)%

Income (Loss) Before Income Taxes                      (12,623)             704        (13,327)   (1893.04)%
% of Net Sales                                          (32.11)%           1.45%

Income Tax Expense (benefit)                            (2,399)             417         (2,816)    (675.30)%
% of Net Sales                                           (6.10)%           0.86%

Net Income (Loss)                                      (10,224)             287        (10,511)   (3662.37)%
% of Net Sales                                          (26.01)%           0.59%


NET SALES:
The 19.0% decline in net sales was the result of a 22.8% decline in unit sales partially offset by a 5.0% increase in average sales price. The decline in unit sales was primarily due to a decline in the Company's commercial cotton products brought on by the high level of over capacity in the textile industry, pressure from foreign imports and inconsistent demand at retail. The decline in unit sales of commercial cotton products, which is the Company's lowest price product category, accounted for the majority of the average sales price increase.

GROSS PROFIT (LOSS):
The decline in gross profit was primarily due to a decline in profit margins in the commercial cotton and synthetic product categories. The high level of over capacity in the textile industry, pressure from foreign imports and inconsistent demand at retail were the primary factors contributing to the declines in profit margin in the commercial product categories. Additionally, run-out costs and inventory write-downs associated with the closing of the Estes plant and the Beattie plant yarn manufacturing totaling approximately $1.5 million are included in the 2005 gross loss. Also contributing to the decline in gross profit were increased raw material and energy costs combined with declining cost absorption due to lower unit volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
The decline in selling, general and administrative expenses was primarily due to lower salary and benefit costs due to staff reductions related to the realignment plan and lower distribution costs associated with reduced unit sales.

IMPAIRMENT AND RESTRUCTURING EXPENSES:
Impairment and restructuring expenses related to the Company's Realignment plan for the current year quarter include asset impairment charges of $3.8 million and cash restructuring expenses, primarily related to employee termination costs, of $3.5 million.

OTHER INCOME:
Other income for the second quarter of fiscal 2005 consisted primarily of discounts taken for early payment of accounts payable invoices. Other income for the prior year quarter was primarily associated with asset disposals associated with the Company's closed Furman and Catawba facilities.

OPERATING PROFIT (LOSS):
The increase in the operating loss was primarily the result of the items discussed above.

INTEREST EXPENSE:
The average interest rate on the Company's credit facility is based on a spread over either LIBOR or a base rate. The increase in interest expense was primarily due to increases in interest rates in connection with the amendment of the Delta Mills' revolving credit facility and increases in LIBOR due to changes in market rates. The average interest rate on the revolving credit facility was 2.91% as of December 27, 2003, compared to an average interest rate of 5.39% as of January 1, 2005.

INCOME TAX EXPENSE (BENEFIT): The Company's net deferred tax assets at January 1, 2005 are reduced by valuation allowances. The necessity to establish valuation allowances during the period reduces the expected income tax benefit as a percentage of pre-tax losses.

NET INCOME (LOSS):
The  increase  in net  loss for the  second  quarter  of  fiscal  year  2005 was
primarily  due  to  the   deterioration  in  gross  profit  and  impairment  and
restructuring expenses as described above.

RESULTS OF OPERATIONS
FIRST SIX MONTHS OF FISCAL 2005 VERSUS FISCAL 2004

The following table summarizes the Company's results for the six months ended January 1, 2005 versus the six months ended December 27, 2003. Amounts are in thousands except for percentages.

                                                                                         Increase/ (Decrease)
                                                    6 Months          6 Months            From 2004 to 2005
                                                      Ended            Ended         --------------------------
                                                      1/1/2005       12/27/2003            $              %
                                                   --------------------------------------------------------------
Net Sales                                             $ 74,750         $ 91,081       $ (16,331)       (17.93)%
% of Net Sales                                          100.00%          100.00%

Gross Profit (Loss)                                     (1,116)           5,032          (6,148)      (122.18)%
% of Net Sales                                           (1.49)%           5.52%

Selling, General and Administrative Expenses             5,328            5,787            (459)        (7.93)%
% of Net Sales                                            7.13%            6.35%

Impairment and restructuring expenses                    7,350                            7,350

Other Income                                                61              701            (640)       (91.30)%

Operating Loss                                         (13,733)             (54)        (13,679)    (25331.48)%
% of Net Sales                                          (18.37)%          (0.06)%

Interest Expense                                        (2,556)          (2,368)            188          7.94 %
% of Net Sales                                           (3.42)%          (2.60)%

Loss Before Income Taxes                               (16,289)          (2,422)        (13,867)      (572.54)%
% of Net Sales                                          (21.79)%          (2.66)%

Income Tax Benefit                                      (3,743)            (732)         (3,011)      (411.34)%
% of Net Sales                                           (5.01)%          (0.80)%

Net Loss                                               (12,546)          (1,690)        (10,856)      (642.37)%
% of Net Sales                                          (16.78)%          (1.86)%

Order Backlog                                         $ 59,840         $ 49,489         $10,351         20.92 %



NET SALES:
The 17.9% decline in net sales was the result of a 20.8% decline in unit sales partially offset by a 3.7% increase in average sales price. The decline in unit sales was primarily due to a decline in the Company's commercial cotton products brought on by the high level of over capacity in the textile industry, pressure from foreign imports and inconsistent demand at retail. The decline in unit sales of commercial cotton products, which is the Company's lowest price product category, accounted for the majority of the average sales price increase.

GROSS PROFIT (LOSS):
The decline in gross profit was primarily due to a decline in profit margins in the commercial cotton and synthetic product categories. The high level of over capacity in the textile industry, pressure from foreign imports and inconsistent demand at retail were the primary factors contributing to the declines in profit margin in the commercial product categories. Additionally, run-out costs and inventory write-downs associated with the closing of the Estes plant and the Beattie plant yarn manufacturing totaling approximately $1.5 million are included in the 2005 gross loss. Also contributing to the decline in gross profit were increased raw material and energy costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
The decline in selling, general and administrative expenses was primarily due to lower salary and benefit costs due to staff reductions related to the realignment plan and lower distribution costs associated with reduced unit sales.

OTHER INCOME:
Other income for the first six months of fiscal 2005 consisted primarily of discounts taken for early payment of accounts payable invoices. Other income for the prior year six months was primarily associated with asset disposals associated with the Company's closed Furman and Catawba facilities.

OPERATING LOSS:
The increase in the operating loss was primarily the result of the items discussed above.

INTEREST EXPENSE:
The average interest rate on the Company's credit facility is based on a spread over either LIBOR or a base rate. The increase in interest expense was primarily due to increases in interest rates in connection with the amendment of the Delta Mills' revolving credit facility and increases in LIBOR due to changes in market rates. The average interest rate on the revolving credit facility was 2.91% as of December 27, 2003, compared to an average interest rate of 5.39% as of January 1, 2005.

INCOME TAX BENEFIT:
The Company's net deferred tax assets at January 1, 2005 are reduced by valuation allowances. The necessity to establish valuation allowances during the period reduces the expected income tax benefit as a percentage of pre-tax losses.

NET LOSS:
The increase in net loss for the six months of fiscal year 2005 was primarily due to the deterioration in gross profit and impairment and restructuring expenses as described above.

ORDER BACKLOG:
The increase in the order backlog was primarily due to a recent increase in the demand for the Company's commercial cotton products, as well as an increase in the demand for uniform fabrics used in apparel sold to the United States Department of Defense.

Over the last several years many of the Company's commercial customers have shortened lead times for delivery requirements. Because of shortened lead time coupled with inconsistent demand at retail, management believes that the order backlog at any given point in time may not be an indication of future sales.

LIQUIDITY AND SOURCES OF CAPITAL

SOURCES AND USES OF CASH. The Company's primary sources of liquidity are cash flows from operations and its revolving credit facility with GMAC. In the first six months of fiscal year 2005, the Company used $2.2 million in cash from operating activities principally as the result of the $12.5 million net loss discussed above, net of non-cash impairment charges of $3.8 million. Additionally, $1.0 million of the $3.5 million cash restructuring costs were actually paid during the period. The changes in operating assets and liabilities were principally the result of a $4.8 million increase in trade payables due to the outsourcing of yarn manufacturing associated with the closing of the Estes Plant.

Availability on the revolving credit facility was $9.2 million at January 1, 2005, and the Company was in compliance with the credit facility's financial covenants as amended at January 1, 2005.

Capital expenditures during the first six months of fiscal years 2004 and 2005 were primarily used for the second phase of the modernization of the Company's Delta 3 cotton finishing plant. On November 6, 2002, the Company announced that it had started a major capital project to modernize its Delta 3 cotton finishing plant in Wallace, S.C. This plan was divided into three phases. The first phase consisted of the installation of a new dye range that was completed in June of fiscal year 2003. The majority of the $6.4 million in capital expenditures for fiscal year 2003 were for this project. The second phase consisted of the installation of a new print range and a new prep range that was completed in early fiscal year 2005. The majority of the $5.1 million in capital expenditures for fiscal year 2004 were for this project. The third phase will start in fiscal year 2005 and consists of the installation of a new dye range that will be designed for wide fabric finishing. The majority of the $4.0 million capital expenditures planned for fiscal year 2005 will be spent on this project, primarily in the third and fourth quarters of fiscal year 2005, which ends on July 2, 2005. With the completion of phases one and two of this modernization plan, the Company is positioned to provide long-term support for its government business and long-term support for an improved quality product for its commercial cotton business. The completion of phase three will further enhance the Company's ability to meet the needs of its cotton business on a cost effective and profitable basis and compete more effectively in the industry in 2005 and beyond.

With the October 2004 amendment to the GMAC revolving credit agreement described below and subject to completion of the Company's 2005 realignment plan discussed above, the Company believes that the cash flows generated by its operations and funds available under Delta Mills' credit facility should be sufficient to service its debt, to satisfy its day-to-day working capital needs and to fund its planned capital expenditures for the next twelve months and beyond.

DELTA MILLS' 9.625% SENIOR NOTES. On August 25, 1997, the Company issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At January 1, 2005, the outstanding balance of the notes was $31,941,000, unchanged from the balance at July 3, 2004.

THE GMAC REVOLVING CREDIT FACILITY. The Company has a revolving credit facility with GMAC with a term lasting until March 2007. Borrowings under this credit facility are based on eligible accounts receivable and inventories of the Company. The facility is secured by the accounts receivable, inventories and capital stock of the Company. The average interest rate on the credit facility was 5.39% at January 1, 2005 and is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $24.1 million and $21.4 million as of January 1, 2005 and July 3, 2004, respectively. As of January 1, 2005, the revolver availability was approximately $9.2 million, net of the $7 million availability reduction described below.

Prior to April 19, 2004, the GMAC credit facility had financial covenants that required the Company to comply with a maximum leverage ratio and a minimum fixed charge coverage ratio. As a result of the operating loss in the third quarter of fiscal year 2004, the Company was not in compliance with the maximum leverage ratio covenant at the end of that quarter. On April 19, 2004, GMAC granted the Company a waiver and amendment that waived the existing default with respect to the maximum leverage ratio covenant, temporarily amended the maximum leverage ratio covenant for the fourth quarter of fiscal year 2004, and temporarily eliminated the fixed charge coverage ratio covenant for the fourth quarter of fiscal year 2004. The Company was in compliance with these amended covenants at July 3, 2004. The April 2004 waiver and amendment also reduced the Company's availability under the credit facility by $7 million for the remaining term of the facility and increased the interest rates under the credit facility by 125 basis points; however, the interest rates will revert to their pre-amendment levels if the Company has net income for fiscal year 2005 and no event of default exists under the credit facility. On August 18, 2004, the Company entered into further amendments to the GMAC credit facility pursuant to which the maximum availability was reduced to $38 million, and the maximum leverage ratio and fixed charge coverage ratio covenants were replaced with a minimum EBITDA covenant. The new covenant sets required minimum EBITDA levels for each quarter of fiscal year 2005 and provides that it will constitute an event of default if the Company and its lender fail to agree by the end of fiscal year
2005 to minimum EBITDA levels for the remainder of the term of the revolving credit facility. On October 18, 2004, GMAC, the lender under the Company's revolving credit facility, agreed to an amendment to the financial covenants in the credit facility to reduce the required minimum EBITDA levels for each quarter of fiscal year 2005. The Company was in compliance with these amended covenants at January 1, 2005.

RESTRICTIVE COVENANTS. The Company's credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to the Company's stock is permitted if there is no event of default and there is at least $1 of availability under the facility. The indenture pertaining to the Company's 9.625% Senior Notes also contains restrictive covenants that restrict additional indebtedness, dividends, and investments by the Company and its subsidiaries. The payment of dividends with respect to the Company's stock is permitted if there is no event of default under the indenture and after payment of the dividend, the Company could incur at least $1 of additional indebtedness under a fixed charge coverage ratio test. Dividends are also capped based on cumulative net income and proceeds from the issuance of securities and liquidation of certain investments. The Company may loan funds to Delta Woodside subject to compliance with the same conditions. At January 1, 2005, the Company was prohibited by these covenants from paying dividends and making loans to Delta Woodside. During the quarter ended January 1, 2005 and the year ended July 3, 2004, the Company did not pay any dividends to Delta Woodside.

OTHER MATTERS. The Company assigns a substantial portion of its trade accounts receivable to GMAC Commercial Finance LLC (the "Factor") under a factor agreement. The assignment of these receivables is primarily without recourse, provided that customer orders are approved by the Factor prior to shipment of goods, up to a maximum for each individual account. The assigned trade accounts receivable are recorded on the Company's books at full value and represent amounts due to the Company from the Factor. There are no advances from the Factor against the assigned receivables. All factoring fees are recorded in the Company's statement of operations as incurred as a part of selling, general and administrative expenses.

The Company has entered into agreements, and has fixed prices, to purchase cotton for use in its manufacturing operations. At January 1, 2005, minimum payments under these contracts with non-cancelable contract terms were $2.8 million.

During 1998, Delta Woodside received notices from the State of North Carolina asserting deficiencies in state corporate income and franchise taxes for Delta Woodside's 1994 - 1997 tax years. The total assessment proposed by the State amounted to $1.5 million, which included interest and penalties at that time. The assessment was delayed pending an administrative review of the case by the State. In October 2002, the State proposed a settlement in which Delta Woodside would have paid approximately 90% of the assessed amount plus a portion of certain penalties for Delta Woodside's tax years 1994 - 2000. In January, 2005, the North Carolina Department of Revenue (the Department) notified the Company that the North Carolina Court of Appeals unanimously upheld the Department's assessment of corporate income and franchise tax against A&F Trademark and eight other holding company subsidiaries of the Limited Stores, Inc. (the Limited Stores Case), ruling that the trademark holding companies were doing business in the state of North Carolina for corporate income tax purposes. As a result of the Limited Stores Case ruling, the Department proposed a Voluntary Compliance Program (the Program) whereby the Company could pay the assessment amount for the Company's 1994 - 1997 tax years plus interest totaling approximately $1.4 million. Under the Program, the Department would waive all penalties provided the Company pays the tax and interest and waives all rights to a refund. Delta Woodside rejected this offer and continued with its appeal due to management's belief that the State's legal position is in conflict with established principles of federal constitutional law. Delta Woodside considers all exposures in determining probable amounts of payment and has determined that any likely settlement will not exceed established reserves; therefore, any payment in settlement of this matter is not expected to result in a material impact on Delta Woodside's results of operations.

On January 16, 2004, based on the recommendation of the Delta Woodside Compensation Committee, the Delta Woodside Board (with Mr. Garrett abstaining) approved an amendment of the Delta Woodside deferred compensation plan. The deferred compensation plan amendment provided that each participant's deferred compensation account will be paid to the participant upon the earlier of the participant's termination of employment or in accordance with a schedule of payment that will pay approximately 40%, 30%, 20% and 10% of the participant's total pre-amendment account on February 15 of 2004, 2005, 2006 and 2007, respectively. Any such February 15 payment will be conditioned on there being no default under the Company's Senior Note Indenture or the Company's revolving credit facility and on compliance with the fixed charge coverage ratio test in the Senior Note Indenture for the most recently ended four full fiscal quarters, determined on a pro forma basis. Compliance with the fixed charge coverage ratio test is required by the Senior Note Indenture only for the incurrence of indebtedness or the issuance of preferred stock in certain circumstances; however, the amendment of the deferred compensation plan requires compliance for the scheduled payments. As a result of this amendment to the deferred compensation plan, approximately $2.3 million, which represents the scheduled February 15, 2005 payment, plus distributions anticipated to occur in the next twelve months due to participant retirements, has been reclassified on the consolidated balance sheet at January 1, 2005 from deferred compensation to accrued employee compensation in current liabilities. The first payment of approximately $3.1 million was made in February 2004. As of February 15, 2005, the Company was not in compliance, for the purpose of the scheduled payment, with the fixed charge coverage ratio test in the Senior Note Indenture for the most recently ended four full fiscal quarters, determined on a pro forma basis. Accordingly, any future payment in accordance with the schedule in the amendment will be delayed until compliance is achieved.


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

Income Taxes: The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). The Company recognizes deferred income taxes, net of any valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. As of July 3, 2004, the Company had approximately $3.7 million in net deferred tax liabilities. As of January 1, 2005, the Company did not have any deferred tax assets, net of valuation allowances and deferred tax liabilities.

The Company evaluates on a regular basis the realizability of its deferred tax assets for each taxable jurisdiction. In making this assessment, management considers whether it is more likely than not that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence, both positive and negative, in making this assessment. The Company's pre-tax operating losses in fiscal 2002, fiscal 2003, fiscal 2004 and year-to-date fiscal 2005 represent negative evidence, which is difficult to overcome under SFAS 109, with respect to the realizability of the Company's deferred tax assets. In addition, management monitors and assesses the need to change estimates with respect to tax exposure reserve items, resulting in income tax expense increases or decreases occurring in the period of changes in estimates.

As a result of the Company's Realignment Plan and the associated restructuring and impairment expenses, combined with the Company's continuing pre-tax operating losses, the Company's income tax benefit in the quarter ended January 1, 2005 would have resulted in a net deferred tax asset position. Due to the negative evidence discussed above, the Company's net deferred tax assets are reduced by valuation allowances.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". This statement amends Accounting Research Bulletin ("ARB") No. 43, Chapter 4, "Inventory Pricing," and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" as defined in ARB No. 43. SFAS No. 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for all fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 151 will have on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after June 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its consolidated financial statements. The cumulative effect of adoption, if any, will be measured and recognized in the consolidated statements of operations on the date of adoption.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk Sensitivity

As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. As of January 1, 2005, a 10% decline in market price of the Company's fixed price contracts would have had a negative impact of approximately $0.3 million on the value of the contracts. As of July 3, 2004, such a 10% decline would have had a negative impact of $0.7 million. The decrease in the potential negative impact from July 3, 2004 to January 1, 2005 is due to a lower level of fixed price cotton commitments at the more recent date. This decline in fixed price cotton commitments is due primarily to the Company's closing of its Estes plant and the announced closing of its yarn manufacturing at the Beattie plant.


Interest Rate Sensitivity

The Company's revolving credit facility expiring in 2007 is sensitive to changes in interest rates. Interest is based on a spread over LIBOR or a base rate. An interest rate increase would have a negative impact to the extent the Company borrows against the revolving credit facility. The impact would be dependent on the level of borrowings incurred. As of January 1, 2005, an increase in the interest rate of 1% would have a negative impact of approximately $241,000 annually. As of July 3, 2004, an increase in the interest rate of 1% would have had a negative impact of approximately $214,000 annually. The increase in the potential negative impact from July 3, 2004 to January 1, 2005 is due to the increase in borrowings under the facility.

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

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of January 1, 2005, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Controls

During the quarter ended January 1, 2005, as part of the Company's Realignment Plan, staffing reductions were made throughout the Company. These reductions affected all functional areas, including accounting, procurement, information technology and administrative staff at the corporate and facility level. As a result of these staffing reductions, certain duty segregations and detail review controls previously in place are no longer possible. Although we believe we will be able to develop and implement higher level review controls and other controls that are adequate, there can be no assurance that these changes will not materially affect the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings (not applicable)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (not applicable)

Item 3.     Defaults upon Senior Securities (not applicable)

Item 4.     Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.     Other Information (not applicable)

ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT


Item 6.     Exhibits

         Listing of Exhibits


4.3.1.9 Amendment to Credit Agreement dated October 18, 2004 between Delta Mills, Inc. and GMAC Commercial Finance LLC as lender and agent: incorporated by reference to Exhibit 4.3.1.9 to the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 2004 and filed with the Securities and Exchange Commission on October 18, 2004.

10.1 Resolution of the Board of Directors dated January 27, 2005 adopting Fiscal Year 2005 Incentive Bonus Plan.

10.2 Asset Purchase Agreement dated January 27, 2005 by and between Delta Mills Inc. and Gibbs International Inc.

31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

ursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Delta Mills, Inc.
                                  --------------------------------------
                                  (Registrant)




Date    February 15, 2005         By:/s/ W.H. Hardman, Jr.
      --------------------------  --------------------------------------------
                                  W.H. Hardman, Jr.
                                  Chief Financial Officer