Form 10-K
period 2005-07-02
DELTA MILLS INC
filed 2005-09-30
CIK 1046860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 2, 2005

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 333-37617

                                DELTA MILLS, INC.
          ------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

       DELAWARE                                        13-2677657
-----------------------                  ---------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification No.)

  700 North Woods Drive
  Fountain Inn, South Carolina                                    29644
--------------------------------------------               --------------------
(Address of principal executive offices)                        (Zip code)

                                  864-255-4100
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

         Yes                        No   X
             --------                  ------

The aggregate market value of the common equity stock held by non-affiliates of the registrant as of January 1, 2005 was:

           Common Stock, $.01 par value  - 0

The number of shares outstanding of each of the registrant's classes of Common Stock, as of September 30, 2005 was:

         Common Stock, par value $.01        100

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.



                     FOR THE FISCAL YEAR ENDED JULY 2, 2005
                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I                                                                                                          PAGE

Item 1.        Business                                                                                           5
Item 2.        Properties                                                                                        11
Item 3.        Legal Proceedings                                                                                 12
Item 4.        Submission of Matters to a Vote of Security Holders                                               12

PART II

Item 5.        Market for Registrant's Common equity and Related Stockholder Matters and Issuer Purchases        12
               of Equity Securities
Item 6.        Selected Financial Data                                                                           13
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations             14
Item 7A.       Quantitative and Qualitative Disclosures about Market Risk                                        31
Item 8.        Financial Statements and Supplementary Data                                                       32
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure              53
Item 9A.       Controls and Procedures                                                                           53
Item 9B.       Other Information                                                                                 53

PART III

Item 10.       Directors and Executive Officers of the Registrant                                                53
Item 11.       Executive Compensation                                                                            53
Item 12.       Security Ownership of Certain Beneficial Owners and Management                                    53
Item 13.       Certain Relationships and Related Transactions                                                    53
Item 14.       Principal Accountant Fees and Services                                                            54

PART IV

Item 15.       Exhibits and Financial Statement Schedules                                                        55



CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

The following discussion contains various "forward-looking statements". All statements, other than statements of historical fact, which address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements. Examples are statements that concern future revenues, future costs, future earnings or losses, future capital expenditures, business strategy, competitive strengths, competitive weaknesses, goals, plans, references to future success or difficulties and other similar information. The words "estimate", "project", "forecast", "anticipate", "expect", "intend", "believe" and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.

The forward-looking statements in this document are based on the Company's expectations and are necessarily dependent upon assumptions, estimates and data that the Company believes are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks and uncertainties listed below under Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- In Conclusion.

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

PART I.

ITEM 1.  BUSINESS

GENERAL

Delta Mills, Inc. ("Delta Mills" or the "Company") is a Delaware corporation with its principal executive offices located at 700 North Woods Drive, Fountain Inn, South Carolina 29644 (telephone number: 864-255-4100). The Company is a wholly owned subsidiary of Delta Woodside Industries, Inc. ("Delta Woodside"), a South Carolina corporation, the common stock of which is listed on the NASDAQ OTC Bulletin Board under the symbol "DLWI". Unless the context otherwise requires, all references herein to "Delta Mills" or the "Company" refer to Delta Mills, Inc. and any of its existing and future subsidiaries. The Company was incorporated in Delaware in 1971 and acquired by a predecessor of Delta Woodside Industries, Inc. in 1986.

Since 2001, Delta Mills has closed three plants and has recently announced plans to close two more, which will leave it with three operating plants once recently announced plans are completed. During fiscal year 2002, the Company announced the closing of its Furman weaving facility in Fountain Inn, South Carolina and recently completed the liquidation of the related assets. The Company announced the closing of its Catawba yarn manufacturing facility in Maiden, North Carolina in fiscal year 2003 and the closing of its Estes weaving facility in Piedmont, South Carolina in fiscal year 2005 and completed the liquidation of the related assets of both of these facilities in fiscal year 2005. In fiscal year 2005, the Company also eliminated its yarn manufacturing operations at its Beattie Plant in Fountain Inn, South Carolina and began purchasing all of its yarn from independent suppliers.

On August 11, 2005, the Company announced implementation of its comprehensive fiscal year 2006 business plan, which will result in the Company's exit from the woven synthetics business by the closure of its Pamplico weaving facility in Pamplico, South Carolina and its Delta #2 finishing facility located in Wallace, South Carolina. The Company expects to complete the closing of these facilities in the second quarter of fiscal year 2006 as production requirements dictate.

When the Company completes the plant closings under its 2006 business plan, its business will consist of (1) the manufacture and sale of cotton and cotton/synthetic blend fabrics to apparel manufacturers and resellers, which in turn sell primarily to department stores and other retailers and (2) the manufacture and sale of camouflage print fabrics primarily to apparel manufacturers that contract with the US Government to fulfill its requirements for military uniforms.

PRODUCTS, RAW MATERIALS, AND MANUFACTURING

The Company currently manufactures woven textile fabrics from cotton yarn, wool, flax or synthetic fibers or from synthetic filament yarns. Cotton yarn, cotton/synthetic blend yarn, wool, flax, synthetic fibers and synthetic filament yarns are purchased from a small number of competitive suppliers. The Company purchases the spun yarns used in its cotton weaving operations from a small number of domestic spinners and currently spins the major portion of the spun yarns used in its synthetic weaving operations. Prior to the Company's 2005 Realignment Plan, which incorporated the closing of its Estes Plant and the closing of its yarn manufacturing operations at its Beattie Plant, the Company manufactured the majority of its cotton and cotton/synthetic blend yarn. In manufacturing yarns, the synthetic fibers, either separately or in blends, are carded (fibers straightened and oriented) and then spun into yarn. In other fabrics, filament yarns are used. The spun or filament yarn is then woven into fabric on looms. The unfinished fabric at this stage is referred to as greige goods. Finished fabric refers to fabric that has been treated by washing, bleaching, dyeing and applying certain chemical finishes. Finished apparel fabric is ready to be cut and sewn into garments. Subsequent to July 2, 2005, the Company's Board of Directors approved the implementation of a comprehensive fiscal year 2006 Business Plan (the "2006 Plan"). The plan was announced on August 11, 2005 and includes the Company's exit from the synthetics business. The Company will close the two plants dedicated to the synthetics product lines:
Its Pamplico weaving facility in Pamplico, SC and its Delta #2 finishing facility located in Wallace, SC. The Company expects to complete the closing of these facilities in the second quarter of fiscal year 2006 as production requirements dictate.

The Company's principal raw materials are cotton yarn and cotton/synthetic blend yarn, although it also spins polyester, wool, linen fiber, acrylic, lyocell and rayon fibers and weaves textured polyester filament. Polyester is obtained primarily from two major suppliers, both of whom provide competitive prices. Polyester prices increased several times during fiscal year 2005, with a price per pound of $0.62 at the end of fiscal year 2004 compared to $0.74 at the end of fiscal year 2005. In prior years, as a part of the Company's business of converting fiber to finished fabric, the Company made raw cotton purchase commitments and then fixed prices with cotton merchants who buy from producers and sell to textile manufacturers. As part of the 2005 Realignment Plan, the Company ceased internal production of cotton yarns and no longer purchases raw cotton In fiscal year 2005, the Company began to enter into cotton yarn purchase commitments and then fix prices with the yarn vendors The Company believes that recent cotton prices have enabled it to contract for cotton yarn at prices that will permit it to be competitive with other companies in the United States textile industry when the cotton yarn purchased for future use is put into production. To the extent that cotton prices decrease before the Company uses these future yarn purchases, the Company could be materially and adversely affected, as there can be no assurance that it would be able to pass along its higher costs to its customers. In addition, to the extent that cotton prices increase and the Company has not provided for its requirements with fixed price yarn contracts, the Company may be materially and adversely affected, as there can be no assurance that it would be able to pass along these increased costs to its customers. The Company purchases most of its cotton yarn requirements from one supplier. Approximately 92% of the Company's cotton yarn purchases in fiscal year 2005 were from this supplier. While alternative sources of cotton yarn exist, a loss of this supplier as a source of cotton yarn could have a temporary disruptive effect on the Company.

Most of the Company's raw materials are available from more than one primary source, but the Company is currently depending primarily on one supplier for rayon staple. The Company does not currently have an alternate domestic source for rayon staple. However, in light of the Company's announced exit from the Synthetics business, the Company believes its remaining rayon requirements will be met by this supplier.

During fiscal years 2005, 2004 and 2003, approximately 84%, 84% and 77%, respectively, of the Company's finished fabric sales were of fabrics made from cotton or cotton/synthetic blends, while approximately 16%, 16%, and 23%, respectively, of such sales were of fabrics made from spun synthetics and other natural fibers, including various blends of rayon, polyester, and wool. Fabrics are generally produced and shipped pursuant to specific purchase orders, which minimizes the Company's uncommitted inventory levels. The Company's production of cotton and cotton/synthetic blend and spun synthetic finished woven fabrics was largely vertically integrated until fiscal year 2005, with the Company performing most of its own spinning, weaving and finishing. With the closing of the Estes Plant and the closing of the yarn manufacturing operations at the Beattie Plant, the Company now purchases from outside suppliers all of its cotton and cotton/synthetic blend yarns. The Company's finished fabrics plants are currently operating at less than full capacity.

SALES AND MARKETING

The Company has focused its marketing efforts in its commercial business on building close relationships with major apparel companies that have broad distribution channels and that the Company believes have positioned themselves for long-term growth. The Company has focused its marketing efforts in its government business on military uniform awards issued to garment manufacturers and discussion with the appropriate government procurement agencies and major garment manufacturers in order to stay abreast of the most current information and requirements with respect to government funding, uniform fabric requirements and sourcing needs. The Company sells its fabrics primarily to numerous apparel manufacturers and apparel resellers and their subcontractors. These manufacturers and resellers include Levi Strauss or its subcontractors, Haggar Corp., the Wrangler (R) and Lee(R) divisions of V.F. Corporation, and Liz Claiborne, Inc. and private label apparel manufacturers for J.C. Penney Company, Inc., Sears, Roebuck & Co., Wal Mart Stores, Inc. and other retailers. The Company believes that it is a leading producer of cotton pants-weight woven fabric used in the manufacture of casual slacks such as Levi Strauss' Dockers(R) and Haggar Corp.'s Wrinkle-free(R). Other apparel items manufactured with the Company's fabrics include women's chino pants, and career apparel (uniforms). The Company also sells camouflage fabric and other fabrics to apparel manufacturers for their use in manufacturing apparel for the United States Department of Defense. We refer to this as our "government business" (however, Delta Mills itself has no direct contracts with the Department of Defense and, therefore, our government business is not subject to renegotiation of profits). The Company sells its fabrics through Delta Mills Marketing Inc., a wholly owned subsidiary with a marketing office based in New York City (which serves the

United States, Canadian and Mexican markets), with sales agents also operating in Atlanta, Dallas, San Francisco. During fiscal year 2006, the Company plans to acquire sales representation in the Caribbean basin.

For fiscal year 2005, the Company had one customer, Levi Strauss and its subcontractors, which exceeded 10% of consolidated net sales. The Company's net sales to this customer totaled $22 million, or approximately 14%, of net sales in fiscal year 2005. For fiscal year 2004, the Company had two customers, V.F. Corporation, and Levi Strauss, which exceeded 10% of consolidated net sales. The Company's net sales to these customers totaled $45 million, or approximately 26%, of net sales in fiscal year 2004. For fiscal year 2003, the Company had three customers, Levi Strauss, Haggar Apparel and V.F. Corporation, net sales to each of which exceeded 10% of consolidated net sales. The Company's net sales to these customers totaled $71 million, or approximately 40%, of net sales in fiscal year 2003. There is a trend towards selling directly to subcontractors of major apparel companies either in addition to or in lieu of sales directly to the major apparel companies themselves. The foregoing amounts include sales directly to subcontractors of the named apparel companies. In addition, during fiscal years 2005, 2004, and 2003, net sales of military fabrics to apparel customers accounted for approximately 47%, 44%, and 33%, respectively, of the Company's total net sales. The loss of any of these accounts could have a material adverse effect on the results of the Company.

Part of the Company's competitive business strategy is to develop and maintain well-established relationships with its customers. This requires that we respond quickly to customer needs, particularly to assist customers with their replenishment programs, but also requires us to bill-and-hold when customers' schedules are delayed. Goods are ordered by our customers for the express business purpose of providing finished apparel fabric to the customer's specification in order to fulfill the customer's requirements associated with the customer's garment manufacturing operation. From the time of the customer's order to the time of the completion of our manufacturing of the customer's goods, the customer may realize a need to change its manufacturing schedule. In these instances the customer may request a delay in shipment of the goods, and, at the customer's request, we will bill and hold the goods. As a result, the Company records a portion of its revenues on a bill and hold basis, invoicing goods that have been produced, packaged and made ready for shipment. The goods are effectively segregated from inventory which is available for sale. The risk of ownership of the goods has passed to the customer, and remittance terms are consistent with all other sales by the Company. The Company recognized revenue from such bill-and-hold sales of approximately $38.8 million, $52.5 million and $71.9 million in fiscal years 2005, 2004 and 2003, respectively. The Company's sales agreements do not give the buyer a right of return. When returns and allowances are authorized by the Company, returns and allowances are accounted for as a reduction to sales, and sales are reported net of returns and allowances. Allowances are charged against sales at the full dollar amount of the allowance.

ORDER BACKLOG

The Company's order backlog at July 2, 2005 was $56.8 million, an increase of $15.2 million from the $41.6 million order backlog at July 3, 2004. The increase in the order backlog was primarily due to a recent increase in the demand for the Company's commercial cotton products, as well as an increase in the demand for fabrics in our government business.

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

The Company's competitive position varies by product line. There are several major domestic competitors in the finished cotton and cotton/polyester blend woven fabrics business, none of which dominates the market. The Company believes, however, that it has a strong competitive position in the all cotton pants-weight fabrics business. In addition, the Company believes that it is one four finishers that print camouflage for sale to apparel suppliers of the U.S. Government and the only supplier that is vertically integrated for camouflage production. We believe additional competitive strengths of the Company include: knowledge of its customers' business needs; its ability to produce special fabrics such as textured blends; state of the art weaving and fabric finishing equipment; vertical integration; and its ability to communicate electronically with its customers.

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

The World Trade Organization (often referred to as the "WTO"), a multilateral trade organization, was formed in January 1995 and is the successor to the General Agreement on Tariffs and Trade or "GATT". This multilateral trade organization has set forth mechanisms by which world trade in clothing is being progressively liberalized by phasing-out quotas and reducing duties. The WTO phased out textile and apparel quotas as of the end of calendar year 2004 and imports of textile and apparel products have surged in many categories. The phase-out has had some negative effect on our commercial synthetics business but it is too soon to determine what long-term effect it will have on our commercial cotton business. While we recognize that our Asian competitors will have a cost advantage as tariffs on textile/apparel products are reduced (but not eliminated), we believe we have competitive advantages compared to Asian competitors and we must fully utilize those advantages. Among our advantages are our well-established relationships with our customers, our ability to respond quickly to customer needs and the logistical advantage associated with our manufacturing being located in North America. However, there can be no assurance that these advantages will allow us to successfully compete with foreign textile producers.

In August 2005, the Dominican Republic - Central American U.S. Free Trade Agreement (DR-CAFTA) was signed into law. DR-CAFTA provides that apparel can be imported into the U. S. duty-free from any DR-CAFTA country if the yarns and fabric are made in one or more of the participating countries (Guatemala, EL Salvador, Honduras, Costa Rica, The Dominican Republic, Nicaragua and the United States). Effective dates for the implementation of this agreement will be negotiated by the U. S. President and his counterparts in the DR-CAFTA participants on a country by country basis. For the participating countries, when effective, DR-CAFTA will replace CBTPA. We do not anticipate any significant impact on our business in the foreseeable future from DR-CAFTA; however it is too early to evaluate fully the effects of this new trade agreement.


EMPLOYEES

The Company has approximately 1,000 employees. Unions do not represent any of the Company's employees and the Company is not aware of any efforts to organize any of its employees. The Company believes that its relations with its employees are good.


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

Two of the Company's South Carolina plants, the Delta 2 and Delta 3 finishing plants, have experienced and are experiencing high nitrate levels in the groundwater at the two adjacent sludge spray sites for these plants. The South Carolina Department of Health and Environmental Control ("DHEC") and the Company have entered into a consent agreement which requires the Company to monitor the groundwater until drinking water standards are attained.

In addition, the National Pollutant Discharge Elimination System ("NPDES") permit issued to the Delta 2 and Delta 3 finishing plants on April 1, 2004, contained a new parameter for zinc in discharges that the Company is supposed to meet by April 1, 2006. On March 1, 2005, DHEC allowed the Company to convert groundwater recovery wells with discharges that exceeded the zinc parameter to monitoring wells, which brought the Company into compliance with the NPDES permit's zinc discharge limits.

The Company believes that it can satisfy its permit and DHEC's requirements at the Delta 2 and Delta 3 finishing plants without material additional cost. Although there is no assurance that the Company will be successful, and it could face administrative penalties if it is not, no accrual has been made for such contingency, and the Company does not currently believe that liability has been incurred. Even if the Company does incur administrative penalties or additional costs, it does not believe this matter will have a material adverse impact on the Company's financial position.

On June 30, 2000, the Company sold its Greensboro, North Carolina plant to the City of Greensboro. The Company had been working with environmental consultants in assessing groundwater contamination at this site. Because of these studies, one-half of the proceeds from the sale of the plant, consisting of approximately $400,000, were placed in an interest bearing escrow account to cover expenses related to this contamination. As of the date of this filing, approximately $305,000 remains in this escrow account. The Company recorded the sale net of estimated costs to remediate the property. The North Carolina Department of Environment and Natural Resources is requiring the Company to install a monitoring well on an adjacent property owner's land. The adjacent owner is requesting that the Company provide it with the sampling results and indemnify it from any contamination on its property. If contamination is discovered, the Company would likely face a claim for damages. Management believes that the escrow is sufficient to cover any likely expenses related to the remediation of this property, and consequently has not recognized a liability in the consolidated financial statements.

Delta Woodside's previously owned Nautilus business has been named as a "potentially responsible party" ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") with respect to three hazardous waste sites in North Carolina, South Carolina and Mississippi. To Delta Woodside's knowledge, all of the transactions with these sites were conducted by a corporation (the "Selling Corporation") whose assets were sold in 1990 pursuant to the terms of an order of the United States Bankruptcy Court to another corporation, the stock of which was subsequently acquired by Delta Woodside in January 1993.

At the North Carolina site, the Selling Corporation is listed as a "de Minimis" party, and at the South Carolina site, the Selling Corporation has been listed as an "insolvent" party and would appear to qualify as a "de Minimis" party.
Delta Woodside's believes that the Selling Corporation's share of the liabilities at either of these sites will be immaterial.

At the Mississippi ("ERS") site, the PRP group completed the surface removal action and investigated soil and groundwater contamination, both at the site and in the surrounding area. Delta Woodside's latest information is that the Selling Corporation is ranked eleventh out of a total of over 300 PRPs in contributions of material to the site, and, based on volume, the Selling Corporation contributed approximately 3% of the site's material. To Delta Woodside's knowledge, estimates of costs to clean-up the site were $4 million, and could be higher. Trichloromethane, one of the substances delivered by the Selling Corporation to the site, was found in the site's groundwater and at nearby drinking water wells. The EPA referred the site to the Mississippi Department of Environmental Quality ("MDEQ") in 1996. In August of 2001, MDEQ indicated to a third party that it was still considering action at the site. On June 16, 2004, MDEQ conducted a site investigation to determine if any homes around the site still used private water wells and located three such homes. On October 13, 2004, a contractor wrote to EPA that "residents downgradient of the ERS property are currently being exposed to unacceptable  concentrations of contaminants ....
Therefore,  it is  recommended  that  EPA  take  immediate  action  to  mitigate exposures to contaminated  groundwater by residents at [two addresses]....  [I]t appears  that  groundwater  contamination  has  expanded  beyond  the  extent of contamination previously identified in 1993.... Therefore, ... a complete survey of domestic  wells in the vicinity of the ERS property  should be  conducted....
Finally, if it is determined that additional residents are currently being exposed to unacceptable concentrations of contaminants, it is recommended that EPA also take immediate action to mitigate exposure at these residences." On October 18, 2004, MDEQ notified the homeowners that their drinking water wells were contaminated.

Although no assurance can be provided, Delta Woodside believes that it is shielded from liability at these three sites by the order of the United States Bankruptcy Court pursuant to which the Selling Corporation sold its assets to the corporation subsequently acquired by Delta Woodside. Delta Woodside has denied any responsibility at these three sites, has declined to participate as a member of the respective PRP groups, and has not provided for any reserves for costs or liabilities attributable to the Selling Corporation. No accrual has been made for these Nautilus contingencies, as we do not believe it is probable that a liability has been incurred.

On January 10, 2000, the North Carolina Department of Environment and Natural Resources requested that the Company accept responsibility for investigating the discharge of hazardous substances at a hazardous waste site known as the Glen Raven Mills Site, Kings Mountain, North Carolina (the "Site"). A predecessor by merger of the Company, Park Yarn Mills Company, Inc. ("Park Yarn"), owned the Site for approximately six (6) years, from 1977 to 1983. the Company is aware of no evidence that Park Yarn discharged or deposited any hazardous substance at the Site or is otherwise a "responsible party" for the Site. Further, Park Yarn filed bankruptcy and was discharged in 1983. Although no assurance can be provided, any liability of Park Yarn for the Site may have been discharged by the bankruptcy order. Accordingly, the Company has denied any responsibility at the Site, declined to undertake any activities concerning the Site, and has not provided for any reserves for costs or liabilities attributable to Park Yarn. We believe that any liability of Park Yarn for the Site may have been discharged by the bankruptcy order. No accrual has been made for this contingency, as we do not believe that it is probable that a liability has been incurred.

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

ITEM 2  PROPERTIES

    The following table provides a description of Delta Mills' principal facilities.

                                                                               Approximate
                                                                                 Square
LOCATION                                            Utilization                  Footage      Owned/Leased
                                                    -----------                  -------      ------------

Greenville, SC                                      Vacant                        17,400      Leased (1)
New York, NY                                        Sales Offices                  9,100      Leased (2)
Beattie Plant, Fountain Inn, SC                     Weaving and Corporate        390,000      FILOT
                                                    and Administrative
                                                    Offices
Delta 3 Plant, Wallace, SC                          Dyeing and Finishing         555,000      FILOT
Pamplico (3) and Cypress Plants, Pamplico, SC       Spinning and Weaving         419,000      FILOT
Delta 2 Plant, Wallace, SC (3)                      Dyeing and Finishing         347,000      FILOT

(1) Lease expires in December 2008.
(2) Lease expires in December 2009.
(3) The Company expects to close these plants in the second quarter of fiscal year 2006 as described below in this Item 2.

All of the Company's plants are the subject of a "Fee in Lieu of Tax" or "FILOT" agreement with three Counties within the State of South Carolina. These agreements are intended to permit counties to attract business investment by offering property tax incentives. In accordance with South Carolina law, the Company entered into a sale-leaseback agreement with these Counties and acquired an Industrial Development Revenue Bond. The arrangement is structured so that the Company's lease payments to the Counties equal and offset the Counties' bond payments to the Company. The Bond is non-recourse to the Counties, the Company's lease payments are pledged to secure repayment of the Bond, and the lease and Bond provide for the legal right of offset. Consequently, the FILOT arrangement is not reflected in the Company's financial statements. The agreements have a maximum expiration date of 2017. Under the terms of the agreements, the Company must annually submit information regarding the value of the machinery and equipment in service in each county. The respective Counties will then accept a fee in lieu of property tax based upon predetermined millage rates. These costs are included in cost of sales in the Company's consolidated financial statements. If the Company had not entered into this transaction, property tax payments would have been higher. The Company can reacquire such property and terminate the agreement at a nominal price of $1 and, accordingly, the subject property is included in property, plant, and equipment in the consolidated balance sheet. If the Company elects to reacquire the subject property prior to the expiration of the arrangement, it may also be required to make certain adjusting property tax payments.

Delta Mills leases offices in Greenville, South Carolina. The lease on the corporate offices expires on December 31, 2008. In January 2005, the Company relocated its corporate and administrative offices to the Beattie Plant and is attempting to sub-lease this space to a new tenant, although there can be no assurance the Company will be successful in its efforts. Sales offices are leased in New York City under a lease expiring in December 2009. At the date of execution of this Form 10-K, the Company's plants are operating at less than full production capacity. The Company believes that its equipment and facilities are generally adequate to allow it to remain competitive with its principal competitors.

During or after fiscal year 2005, the Company completed the disposal of three manufacturing facilities.

     o During the year ended June 29, 2002, the Company announced the closing of its Furman Plant, a weaving facility located in Fountain Inn, South Carolina. The equipment run-out schedule was completed in October 2001. The Company completed the process of liquidating the assets associated with this facility subsequent to July 2, 2005.
     o During the year ended June 28, 2003, the Company announced the closing of its Catawba Plant, a yarn manufacturing facility located in Maiden,

          North Carolina. The equipment run-out schedule was completed in April 2003, and the Company completed the process of liquidating the assets associated with this facility during fiscal year 2005. The Company has replaced the production from this facility with purchased yarn from outside sources.
     o During the second quarter of fiscal year 2005, the Company announced the closing of the Estes weaving facility, capacity reductions in the Company's commercial synthetics business and the elimination of yarn manufacturing at the Beattie plant. The equipment run-out schedule at the Estes plant was completed in December 2004, and the Company completed the process of liquidating the assets associated with this facility during fiscal year 2005.

On August 11, 2005, the Company announced implementation of a comprehensive fiscal year 2006 Business Plan (the "2006 Plan"). The plan includes the Company's exit from the synthetics business, including closure of the two plants dedicated to the synthetics product lines: the Pamplico weaving facility in Pamplico, SC and the Delta #2 finishing facility located in Wallace, SC. The Company expects to complete the closing of these facilities in the second quarter of fiscal year 2006 as production requirements dictate.


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

The Company declared no dividends for fiscal year 2003, fiscal year 2004, or fiscal year 2005. The information concerning limitations on cash distributions contained under the subheading "Liquidity and Sources of Capital" under Item 7 is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA
In Thousands, Except Ratios
                                                                                   Fiscal Year
                                                --------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS DATA:(1)
                                                          2005             2004             2003             2002          2001
                                                ---------------  ---------------  ---------------  --------------- -------------
Net Sales                                             $157,863         $174,358         $177,193         $174,673      $212,960
Cost of Goods Sold                                     159,320          166,314          160,243          165,266       196,692
                                                ---------------  ---------------  ---------------  --------------- -------------
Gross Profit (Loss)                                    (1,457)            8,044           16,950            9,407        16,268

Selling, general and administrative expenses             9,467           11,810           11,370           11,634        14,609
Impairment and restructuring expenses                   12,077              847              398            8,683
Other income                                               428              766              582              476           302
                                                ---------------  ---------------  ---------------  --------------- -------------
Operating Profit (Loss)                               (22,573)          (3,847)            5,764         (10,434)         1,961
Interest expense                                         5,246            4,783            5,275            9,090        11,064
Interest (income)                                                                                           (192)         (547)
Gain on Extinguishment of Debt                             500                             3,643           16,072         2,458
                                                ---------------  ---------------  ---------------  --------------- -------------
Income (Loss) Before Income Taxes                     (27,319)          (8,630)            4,132          (3,260)       (6,098)
Income Tax Expense (Benefit)                           (3,743)          (3,164)            1,541          (1,198)       (2,192)
                                                ---------------  ---------------  ---------------  --------------- -------------
Net Income (Loss)                                    $(23,576)         $(5,466)           $2,591         $(2,062)      $(3,906)
                                                ===============  ===============  ===============  =============== =============
OTHER DATA:(1)
Depreciation and amortization                           $7,831           $8,942           $9,114           $9,544       $11,310

Capital expenditures                                       391            5,146            6,442            6,496         5,151

BALANCE SHEET DATA:
Working Capital                                         $9,970          $17,599          $26,657          $37,338       $64,270

Total assets                                           118,042          138,939          162,328          158,437       181,747

Total long-term debt                                    30,941           31,941           31,941           47,819        83,815

Shareholder's equity                                    20,868           44,444           49,910           47,319        49,381


NOTE TO SELECTED FINANCIAL DATA

(1) Certain amounts prior to fiscal year 2003 have been reclassified to reflect the Company's adoption in fiscal year 2003 of SFAS 145 pertaining to the treatment of gain on retirement of debt. These reclassifications did not effect net income (loss) or shareholders' equity.

The foregoing information is qualified by reference to and should be read in conjunction with our audited consolidated financial statements and related notes and other financial information included elsewhere in this report. The audit report of KPMG LLP includes an explanatory paragraph and Note C of our audited consolidated financial statements includes information regarding certain circumstances that raise substantial doubt about the Company's ability to continue as a going concern.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Financial Data" and our audited consolidated financial statements and related notes appearing elsewhere in this report, including Note C, in which we discuss certain circumstances that raise substantial doubt about the Company's ability to continue as a going concern.

THE CURRENT ENVIRONMENT. The current environment for the domestic textile industry is very fragile due to overcapacity in the U. S. coupled with the continued threat of imports. The WTO phased out textile and apparel quotas as of the end of calendar year 2004 and imports of textile and apparel products, primarily from China, has surged in many categories in calendar year 2005. In August 2005, the Dominican Republic - Central American U.S. Free Trade Agreement (DR-CAFTA) was signed into law. DR-CAFTA provides that apparel can be imported into the U. S. duty-free from any DR-CAFTA country if the yarns and fabric are made in one or more of the participating countries (Guatemala, EL Salvador, Honduras, Costa Rica, The Dominican Republic, Nicaragua and the United States). We do not anticipate that DR-CAFTA will have any significant impact on our business in the foreseeable future; however it is too early to evaluate fully the effects of this new trade agreement.

During fiscal year 2005 and into fiscal year 2006, our synthetics business continued to suffer from foreign imports, rising costs and declining sales prices. Because of these negative factors, we were unable to continue to justify the losses and corresponding working capital requirements associated with this business. Therefore, in August 2005, we announced our decision to exit this business in fiscal year 2006. We expect to complete all current customer order requirements and complete the closing of the two facilities dedicated to this business by the end of the second quarter of fiscal year 2006 (December 2005). We will discuss this decision later in this overview. We are now positioning the company to focus on our two largest and strongest businesses: government and cotton twill (khaki).

The products for our khaki business and the products for our government business are both finished in the Delta #3 finishing facility using fabric woven in the Beattie weaving facility or acquired from outside sources. We sell our commercial fabrics to apparel manufacturers and resellers, which in turn sell primarily to department stores and other retailers. We sell most of our government fabrics to apparel manufacturers that contract with the US Government to fulfill its requirements for military uniforms. Generally, our margins in the government business are greater than those in the khaki business. Because these two lines of product share common manufacturing equipment, manufacturing support services and administrative support services, we view our government and commercial cotton businesses as one business segment. The aggregate level of production for the two product lines combined influences the profitability of each line.

Our commercial cotton (khaki) business showed improvement in the last half of fiscal year 2005 but declined in fiscal year 2005 approximately 13% from fiscal year 2004. Current activity levels indicate that this business will likely stabilize in fiscal year 2006 at the fiscal year 2005 level. This business has been negatively affected by domestic overcapacity coupled with the increase in foreign imports especially from Asia. We recognize that our Asian competitors have a cost advantage as quotas are eliminated and tariffs on textile/apparel products are reduced (but not eliminated); however, we believe that we have competitive advantages compared to Asian competitors and we must fully utilize those advantages. Among our advantages are our well-established relationships with our customers, our ability to respond quickly to customer needs and the logistical advantage associated with our manufacturing being located in North America. We believe that these advantages are particularly relevant to our customers with respect to their replenishment programs. However, there can be no assurance that these advantages will allow us to successfully compete with foreign textile producers.

Our government business was near historic high levels in fiscal year 2005 and the current outlook continues to be favorable for this business; however, the transition to the new uniform has created disruption in the order flow and the timing of our government sales. We discuss this in our Outlook for Fiscal Year 2006. This business is not import sensitive since the current federal government policy requires U.S. sourcing of military fabrics and prohibits the use of fabric imports in the manufacture of military apparel.

THE 2005 REALIGNMENT PLAN. During fiscal year 2005, we completed the implementation of the Realignment Plan that we announced in October of 2004. We successfully completed a number of the cost savings initiatives that were started during the second quarter of fiscal year 2005. However, we experienced some disappointments during the initial implementation phase of the plan associated with product flow, operating schedules, the escalating cost of energy, and raw materials and certain chemical costs increases. The net result was that, while we were able to achieve most of the cost savings that we anticipated (approximately $12.0 million on an annualized basis), other factors caused us to fall short of the operating improvements we anticipated. These other factors were principally higher energy and chemical costs, unabsorbed fixed costs due to lower than expected operating schedules and lower selling prices in our synthetics business and disruption in the flow of government fabric deliveries due to delays associated with federal funding and the transition to the new uniform for some of our garment manufacturers. During August of 2005, we closed on the sale of the Furman plant and collected proceeds of $1.9 million. This completed all asset sales associated with the 2005 Realignment Plan for total asset sale proceeds of $9.1 million. As of the end of fiscal year 2005 approximately $2.5 million of the estimated $3.5 million cash restructuring costs have been paid leaving approximately $1.0 milion in estimated costs to be paid during fiscal year 2006.

FOURTH QUARTER AND FISCAL YEAR 2005. Sales volume for the fourth quarter was $43.0 million, approximately $3.0 million or 7.5% more than the third quarter of fiscal year 2005. Both commercial cotton and synthetics products increased in sales volume. Government sales also increased over the third quarter. These increases resulted in improved margins for commercial cottons and government sales but resulted in increased losses in the synthetics business due to continued downward pressure on sales prices. As a result of the continued losses associated with our synthetics business with no improvement in the foreseeable future, we announced in August of 2005 that we will exit the synthetics business and close the two manufacturing facilities associated with the production of the synthetics products. This was a difficult decision that affects approximately 365 employees. The $4.7 million impairment costs associated with these two facilities were recorded in the fourth quarter of fiscal year 2005, and the cash restructuring costs will be recorded in the first fiscal quarter of fiscal year 2006. Excluding these impairment costs, we reported a fourth quarter operating loss of $1.2 million compared to a $2.2 million operating loss in the third quarter of fiscal year 2005. This approximately 45% improvement was the result of sales volume increases in government and commercial cottons, and additional savings associated with the 2005 Realignment Plan. Our operating loss in the fourth quarter of fiscal year 2005 including the impairment charge was $6.6 million.

Sales for the fiscal year 2005 were $157.9 million compared to $174.4 million in fiscal year 2004. The decline was primarily in the commercial cotton business. Reflecting the sales volume decline, we incurred an operating loss in fiscal year 2005, which included an approximately $1.5 million charge to cost of goods sold associated with the closing of the Estes plant and the Beattie yarn manufacturing operation and an approximately $717,000 charge to cost of goods sold associated with the decision to close the Pamplico and Delta 2 plants. In fiscal year 2005, we also incurred losses of approximately $750,000 associated with the Company's inability to meet customer's specifications for a new product.

We discuss the results of fiscal year 2005 in more detail under the Results of Operations section.

OUR OUTLOOK FOR FISCAL YEAR 2006.
Our synthetics business has continued to suffer volume declines due to foreign imports. This has resulted in substantial sales price declines and less than 60% capacity utilization in the associated manufacturing facilities. The negative impact of these circumstances and the significant amount of working capital required for this business led to the decision to exit this business in the first half of fiscal year 2006. This is discussed in more detail in the next section of this overview.

Our commercial cotton business volume continues to be impacted by the lackluster sales of khaki products, the overcapacity of the U. S. textile industry and the increased volume of foreign imports, coming mostly from the Far East. However, we believe this business will stabilize in fiscal year 2006 at approximately the fiscal year 2005 level. We estimate that our customer base will continue to source some of their fabric requirements from the U.S., particularly for their replenishment programs, and we expect to continue to benefit as a major supplier. Our ability to provide quick response to customer needs and the logistical advantage associated with our manufacturing and marketing being located in North America are advantages that we will focus on to maintain our domestic market share. Quality and timely delivery are critical elements to these success factors.

Our government business was successful in fiscal year 2005, remaining at approximately the same high levels of fiscal year 2004. We expect the fiscal year 2006 levels to be approximately the same; however, during fiscal year 2005 we experienced a disruption in the government order flow that resulted in a short fall from our projected government sales for fiscal year 2005. This situation still exists. The major causes of this disruption are:

     1. The transition to the new uniform has been problematic for all of our garment manufacturing customers, causing some volatility in the order flow. This problem is being addressed by the major garment manufacturers but the supply chain continues to produce at a slower than expected rate.
     2. Our government business is significantly affected by the amount of the Federal budget that is allocated to the procurement of military uniforms and the timing of that allocation. For the U.S. Government's fiscal year ending September 30, 2005, government funding for the military was obtained but the budget allocation to uniform fabric was less than expected due to other priorities set by the military. The amount and timing of funding by the U.S. Government for its military uniform needs for its fiscal year beginning October 1, 2005 is currently uncertain.
     3. In fiscal year 2005, the government procurement agency forecasted a strategic path for a logical and smooth transition from the old battle dress uniform to the new uniform. The funding shortages and the problems encountered by the garment manufacturers disrupted the government's planned transition. Consequently, the government placed a Stop Work Order on the old battle dress uniform in order to maintain manageable inventory levels. The government has indicated that it is committed to negotiating a reasonable settlement and accepting responsibility for reasonable losses resulting from this mandate. The garment makers, which make claims to the government that include claims of their suppliers such as us, are currently assessing their exposure with respect to their inventory and the inventory of their fabric suppliers. The timing for the settlement of claims is uncertain. As a fabric supplier, we do not anticipate any material losses due to inventory write-downs associated with this stop order; however, there can be no assurances of the outcome of the problem, and we cannot speculate on any future decision the government may make with respect to this situation.

The level of both our government and our khaki businesses with many of our customers is dependent in part on their ability to obtain credit approval from our factor, GMAC. This requirement from time to time causes disruption in our order flow.

With respect to costs, we believe that our 2005 Realignment Plan and 2006 Business Plan should generate significant cost savings from overall fiscal year 2005 cost levels, primarily in the areas of salaries, wages and benefit costs. Uncertainties exist with respect to anticipated cost reductions, however, primarily related to the Company's manufacturing performance, effects from the timing of funding of military fabric purchases, rising energy prices, rising chemical prices and increased raw material costs.

THE EXIT OF THE SYNTHETICS BUSINESS.

Because of continued losses and negative cash flows in our synthetics business, we could no longer justify the working capital required to fund this business. Consequently, in August 2005 we announced that we would exit the synthetics business and close our Pamplico weaving facility in Pamplico, SC and the Delta#2 finishing facility located in Wallace, SC. Approximately 365 employees will be affected. In the fourth quarter of fiscal year 2005, we recorded a $4.7 million asset impairment charge and inventory write-downs of $717,000. In the first quarter of fiscal year 2006, we expect to record a restructuring charge ranging from $3.0 to $4.0 million in cash charges. These pre-tax charges in fiscal year 2005 and 2006 are net of estimated proceeds of $3.0 to $4.0 million from land, building and equipment sales that are expected to occur in the last half of fiscal year 2006. We are working with our synthetics customers to facilitate an orderly transition to other suppliers and estimate the run out of the manufacturing facilities will be complete in the latter part of the second quarter of fiscal year 2006. Once the exit plan is completed, we estimate a reduction in our working capital requirements of approximately $10.0 to $13.0 million by the end of fiscal year 2006.

THE TERMINATION OF THE DEFERRED COMPENSATION PLAN.

In August 2005, Delta Woodside announced that it was terminating its deferred compensation plan and paying out all plan account balances. The termination of the deferred compensation plan by the Delta Woodside and the Company's Board (with Messrs. W.F. Garrett and J.P. Danahy abstaining) followed the recommendation of the Delta Woodside Board's Compensation Committee. By terminating the deferred compensation plan and paying the respective account balances to each participant (a total of approximately $3.4 million), the Company expects to retain certain of its key managers who are essential to the future of the Company. Under the deferred compensation plan the Company's executive officers and certain senior and middle level management employees had been permitted to defer a portion of their compensation. Deferred compensation accounts were credited with interest and were distributable upon retirement, disability or employment termination. The Delta Woodside Compensation Committee and the Boards decided to terminate the deferred compensation plan as a measure to retain key employees who, in light of the general difficulties in the textile industry, have expressed a desire to diversify their retirement assets. Since fiscal year 2004, certain employees who voluntarily terminated their employment with the Company expressed that a primary reason for their departure was that the deferred compensation plan had not been terminated earlier, which early termination would have allowed them to receive their deferred compensation accounts without leaving the Company's employ. The Company conditioned termination of the deferred compensation plan with respect to any employee participant on the agreement of that participant to remain an employee for a specified period. As of August 29, 2005, all employee participants had committed to their respective employment agreement (eighteen months in the case of the executive officers and certain other employees). Consequently, the plan was terminated and account balances totaling approximately $3.4 million were paid to all participants. We also had earlier distributed approximately $700,000 to one employee in connection with his voluntary termination of his employment after the end of fiscal year 2005 but before the Boards decided to terminate the deferred compensation plan.

GMAC AMENDMENTS.

On August 9, 2005, the Company entered into a waiver and amendment to its revolving credit agreement with GMAC Commercial Finance LLC. The credit facility amendment includes a waiver with respect to the Company's noncompliance with the minimum Earnings before interest, taxes, depreciation and amortization ("EBITDA") covenant for the fourth quarter ended July 2, 2005, allows for the payment of the deferred compensation participant account balances, sets required minimum EBITDA levels for each quarter of fiscal year 2006 and provides that it will be an event of default if the Company and GMAC do not enter into a written amendment setting EBITDA requirements for the remainder of the term of the credit facility. The GMAC amendment also provides for a $3.0 million supplement to the allowed asset-based availability. The supplement is available through February of 2006, and The Company will owe a $30,000 fee for any calendar month in which The Company uses, on more than three days, all or part of this supplemental amount. The amendment also increased the applicable margin on Eurodollar loans from 3% to 4%.

On September 30, 2005, the Company entered into a further amendment to its revolving credit agreement with GMAC. The credit facility amendment includes a waiver with respect to the Company's requirement to provide financial statements for the fiscal year ended July 2, 2005 reported on without qualification by the Company's independent pubic accounting firm and sets new required minimum EBITDA levels for each quarter of fiscal year 2006 and increases the applicable margin on Eurodollar loans from 4% to 5% and the applicable margin on prime rate loans from 0.75% to 2.75%. GMAC will require an appraisal of the Company's inventory within 45 days. The Company believes that GMAC will use this appraisal, among other matters, to determine whether to extend the $3.0 million supplemental line beyond February 2006.

IN CONCLUSION.

Our industry is operating in a fragile environment and there is no assurance that all of our problems are behind us; however, with our exit from the synthetics business and anticipated continued demand in the government and commercial cotton (khaki) business we believe that we have positioned the Company for an improved future. Fiscal year 2006 will be a transition year that will set the stage for the future of the Company.

We expect overcapacity of the domestic textile manufacturing base to continue to affect pricing, and we expect Asia to continue to disrupt the sourcing patterns of U. S. retailers and brands. It is too early to determine the impact of DR-CAFTA. We will keep a close eye on the impact that this trade agreement may have on our business in the future. We remain diligent in our efforts to understand the globally competitive market place and to look within our Company in order to lower our costs and improve performance.

We believe that our best opportunity is to exit the synthetics business and to focus on our two largest businesses: government and cotton twill (khaki). However, we recognize the risks that continue to threaten the success of our future plans, which include, but are not limited to, the following:

     o As discussed in Note C to our audited consolidated financial statements, the Company has suffered recurring losses from operations and has uncertainties with regard to its ability to operate within the availability established by its revolving credit facility.
     o Delays or reductions in federal government funding for the purchase of military fabrics could reduce the running schedules, and hence the profitability, of our government business.
     o If the federal government were to change its policy respecting U.S. sourcing requirements for military fabrics and permit sourcing from foreign competitors with lower production costs, our government business would be materially adversely affected.
     o    Changes  in the  retail  demand for khaki  products  could  reduce our apparel manufacturer customers' demand for our commercial cotton products.
     o The continuation -- or exacerbation -- of adverse competitive conditions in the apparel and textile industries, particularly, but not limited to, continued pressure from foreign imports, primarily from China, and the high level of overcapacity in the domestic textile industry, could prevent us from returning to profitability.
     o Continued high energy costs and the associated effect on the U.S. economy reduce the profitability of our business by increasing our production costs and reducing retail demand for the apparel products of our commercial customers and therefore the demand for our commercial cotton products.
     o Material increases in the costs of yarn and greige fabric could adversely affect our business.
     o Because we compete with foreign textile companies, increases in the strength of the U.S. dollar against the currencies of our foreign competitors (which reduce the price for their goods compared to ours) would generally impair our competitive position.
     o Changes in U.S. and international trade regulations, including without limitation the end of quotas on textile and apparel products among WTO member states in January 2005 have had a significant adverse impact on our competitive position. The effect on us of the Dominican Republic - Central American U.S. Free Trade Agreement (DR-CAFTA), which will eliminate duties on apparel coming from DR-CAFTA member states, remains to be seen. Further changes in trade regulations could adversely impact our competitive position and profitability.
     o The success of our 2006 Business Plan is dependent on predictable plant operating schedules supported by timely customer orders in both commercial and government product lines.
     o We have relied on waivers and amendments from Delta Mills' credit facility lender, GMAC, in order to be in compliance with the credit facility covenants. Were GMAC to refuse to waive or cure by amendment any future default and accelerate the credit facility, our ability to refinance the debt would be doubtful. If GMAC were to accelerate the credit facility in an event of default, holders of Delta Mills Senior Notes or the indenture trustee could also accelerate the Senior Notes.
     o The outstanding $30,941,000 principal balance of Delta Mills' 9.625% Senior Notes is due in August 2007. Our revolving credit facility matures in March 2007. We will need to refinance both of these obligations prior to March 2007 in order to be able to continue operations. We believe that any such refinancing will require, among other things, successful implementation of our 2006 Business Plan and an improvement in demand for our products and a significant improvement in our operating results. Particularly in light of our results over the last several fiscal quarters and the continued challenges in our industry, there is no assurance that these necessary conditions will occur in a timely fashion or at all.
     o Our ability to borrow under our revolving credit facility is based primarily on a formula under which we may borrow up to approximately 90% of outstanding accounts receivable balances plus approximately 50% of certain inventory balances. If, due to the timing of billings to customers, inventories increase and accounts receivable decrease, we may be unable to borrow the funds needed to respond to customer demands or to meet other needs for cash.
     o We rely on the willingness of our principal vendors and suppliers to supply us product in accordance with reasonable payment terms. Any significant tightening of these terms could materially adversely affect our operations.
     o We believe that the success of our business depends on our ability to retain employees in the face of continued ressures in the industry, and there can be no assurance that we will be able to do so.
     o The impact of natural disasters such as hurricanes, acts of terrorism and other instances of "Force Majeure" could have unforeseen adverse impacts on our business and financial condition.
     o Projecting the costs related to the closing of our synthetics business is inherently uncertain. If the actual costs substantially exceed our projections, we may not be able to meet the targets in our 2006 Business Plan or comply with the financial covenants under Delta Mills' credit facility.
     o The future discovery of currently unknown conditions, such as environmental matters and similar items, could result in significant unforeseen liability or costs to us and disrupt our ability to successfully execute our business plan.


RESULTS OF OPERATIONS
FISCAL YEAR 2005 VERSUS FISCAL YEAR 2004

The following table summarizes the Company's results for Fiscal Year 2005 versus
Fiscal Year 2004:

                                                                                           Increase/ (Decrease)
In thousands, except percentages                                                            From 2004 to 2005
                                                                                          -----------------------
                                                                2005             2004               $
                                                       ----------------------------------------------------------
Net Sales                                                   $157,863         $174,358             $ (16,495)
% of Net Sales                                                100.00 %         100.00 %

Gross Profit (Loss)                                           (1,457)           8,044                (9,501)
% of Net Sales                                                 (0.92)%           4.61 %

Selling, General and Administrative Expenses                   9,467           11,810                (2,343)
% of Net Sales                                                  6.00 %           6.77 %

Impairment and Restructuring Expenses                         12,077              847                11,230

Other Income                                                     428              766                  (338)

Operating Loss                                               (22,573)          (3,847)              (18,726)
% of Net Sales                                                (14.30)%          (2.21)%

Interest Expense (Net)                                         5,246            4,783                   463
% of Net Sales                                                  3.32 %           2.74 %

Gain on Extinguishment of Debt                                   500                                    500

Loss Before Income Taxes                                     (27,319)          (8,630)              (18,689)
% of Net Sales                                                (17.31)%          (4.95)%

Income Tax Expense (Benefit)                                  (3,743)          (3,164)                 (579)
% of Net Sales                                                 (2.37)%          (1.81)%

Net Loss                                                     (23,576)          (5,466)              (18,110)
% of Net Sales                                                (14.93)%          (3.13)%

Order Backlog                                               $ 56,809         $ 41,567              $ 15,242


NET SALES:
The 9.5% decline in net sales was the result of a 9.7% decline in unit sales partially offset by a 0.3% increase in average sales price. Unit sales declined principally due to weaker retail sales in the Company's commercial cotton products combined with somewhat reduced demand for military fabrics. The reduced unit sales of commercial cotton products, the Company's lowest price product category, accounted for the majority of the average sales price increase.

GROSS PROFIT (LOSS):
The decline in gross profit was primarily due to a decline in profit margins in the commercial cotton and synthetic product categories. The high level of over capacity in the textile industry, pressure from foreign imports and inconsistent demand at retail were the primary factors contributing to the declines in profit margin in the commercial product categories. Additionally, run-out costs and inventory write-downs associated with the closing of the Estes plant and the Beattie plant yarn manufacturing operation totaling approximately $1.5 million are included in the 2005 gross loss. Also included in the fiscal year 2005 gross loss are inventory write-downs of approximately $717,000 associated with the Company's plan to close its Pamplico and Delta 2 plants. In addition, the Company incurred a loss in fiscal year 2005 of approximately $750,000 associated with an inability to meet the customer's specifications for a new product to be produced for Levi Strauss. Also contributing to the decline in gross profit were increased raw material costs, including certain chemicals used in dyeing and finishing, and energy costs. These factors were somewhat offset by the cost reductions associated with the Company's 2005 Realignment Plan.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
The decline in selling, general and administrative expenses was primarily due to lower salary and benefit costs due to staff reductions related to the Realignment Plan and lower distribution costs associated with reduced unit sales. Approximately $0.25 million of the decline in selling, general and administrative expenses was due to the extra week of fixed expenses in the 53-week 2004 fiscal year.

IMPAIRMENT AND RESTRUCTURING EXPENSES:
Impairment and restructuring expenses related to the Company's 2005 Realignment Plan include asset impairment charges of $3.8 million and cash restructuring expenses, primarily related to employee termination costs, of $3.5 million. Additionally, the Company recorded asset impairment charges of approximately $4.7 million associated with the Company's plan to close its Pamplico and Delta 2 plants.

The $847,000 impairment charge recorded in fiscal year 2004 reflected the Company's change in the estimated fair value of the Company's Furman Plant, which was accounted for as an asset held for sale. The remaining net book value for the Furman facility at July 2, 2005 is shown as assets held for sale on the Company's consolidated balance sheet.

OTHER INCOME:
Other income for fiscal year 2005 was primarily associated with the disposal of assets at the Company's Pamplico facility for cash proceeds in excess of the carrying value of the assets. Other income for fiscal year 2004 was primarily associated with asset disposals associated with the Company's two closed facilities, the Furman Plant and the Catawba Plant, and included the involuntary conversion of insured equipment at the Beattie facility.

OPERATING LOSS:
The increase in the operating loss was primarily the result of the items discussed above.

INTEREST EXPENSE, NET:
The average interest rate on the Company's credit facility is based on a spread over either LIBOR or a base rate. The increase in interest expense was primarily due to increases in interest rates in connection with the amendment of the Company's revolving credit facility and increases in LIBOR due to changes in market rates. The average interest rate on the revolving credit facility was 4.362% as of July 3, 2004 compared to an average interest rate of 6.24% as of July 2, 2005.

GAIN ON EXTINGUISHMENT OF DEBT:
During fiscal year 2005, Delta Mills, Inc. purchased $1,000,000 face amount of its 9.625% Senior Notes for $500,000. The Company recognized a gain of $500,000 as a result of this purchase. There were no such purchases in the prior year.

INCOME TAX EXPENSE (BENEFIT):
The Company's net deferred tax assets at July 2, 2005 are reduced by valuation allowances of $7,717,000. As a result of the Company having provided these valuation allowances for any income tax expense (benefit) that would result from the application of a statutory tax rate to the Company's net operating losses, income tax expense (benefit) has been recognized in fiscal year 2005 only to the extent that there were net deferred tax liabilities at the beginning of the fiscal year.

NET LOSS:
The increase in net loss for fiscal year 2005 was primarily due to the deterioration in gross profit and impairment and restructuring expenses as described above.

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

RESULTS OF OPERATIONS FISCAL YEAR 2004 VERSUS FISCAL YEAR 2003

The following table summarizes the Company's results for Fiscal Year 2004 versus Fiscal Year 2003.

                                                                                   Increase/ (Decrease)
In thousands, except percentages                                                    From 2003 to 2004
                                                                                  -----------------------
                                                          2004           2003               $
                                                   ------------------------------------------------------
Net Sales                                            $ 174,358      $ 177,193             $ (2,835)
% of Net Sales                                          100.00 %       100.00 %

Gross Profit                                             8,044         16,950               (8,906)
% of Net Sales                                           4.61%          9.57%

Selling, General and Administrative Expenses            11,810         11,370                  440
% of Net Sales                                            6.77 %         6.42 %

Impairment and Restructuring Expenses                      847            398                  449

Other Income                                               766            582                  184

Operating Profit (Loss)                                 (3,847)         5,764               (9,611)
% of Net Sales                                           (2.21)%         3.25 %

Interest Expense (Net)                                   4,783          5,275                 (492)
% of Net Sales                                            2.74 %         2.98 %

Gain on Extinguishment of Debt                                          3,643               (3,643)

Income (Loss) Before Income Taxes                       (8,630)         4,132              (12,762)
% of Net Sales                                           (4.95)%         2.33 %

Income Tax Expense (Benefit)                            (3,164)         1,541               (4,705)
% of Net Sales                                           (1.81)%         0.87 %

Net Loss                                                (5,466)         2,591               (8,057)
% of Net Sales                                           (3.13)%         1.46 %

Order Backlog                                         $ 41,567       $ 55,527            $ (13,960)


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

GROSS PROFIT:
The $8.9 million decline in gross profit was primarily due to unabsorbed manufacturing cost increases associated with reduced plant operating schedules resulting primarily from reduced customer demand for the Company's commercial cotton products. This created approximately $9.0 million of unabsorbed fixed overhead costs. Also contributing to the decline in gross profit was approximately $2.3 million associated with increased cotton raw material costs. These factors were partially offset by higher profit margins associated with increased military fabric sales.

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

OTHER INCOME:
Other income for both the 2004 and 2003 fiscal years was primarily associated with asset disposals associated with the Company's two closed facilities, the Furman Plant and the Catawba Plant, and in fiscal year 2004, included the involuntary conversion of insured equipment at the Beattie facility. The remaining net book value for both the Catawba and Furman facilities is shown as assets held for sale on the Company's consolidated balance sheet at July 3, 2004.

OPERATING PROFIT (LOSS):
The majority of the $9.6 million decline in operating profit was the result of unabsorbed manufacturing cost increases of approximately $9.0 million associated with reduced plant operating schedules. Other contributing factors are discussed above.

INTEREST EXPENSE, NET, AND GAIN ON EXTINGUISHMENT OF DEBT:
The $0.5 million decrease in net interest expense was due to the reduction in the outstanding principal amount of the Company's 9.625% Senior Notes resulting from repurchases in fiscal year 2003 which was somewhat offset by an increase in the borrowings outstanding under the revolving credit facility as described below. The $3.6 million gain on extinguishment of debt in fiscal year 2003 was the result of repurchases of Senior Notes during fiscal year 2003, the majority of which were the result of the "Modified Dutch Auction" in the fourth quarter of fiscal year 2003.

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

LIQUIDITY AND SOURCES OF CAPITAL

SOURCES AND USES OF CASH. The Company's primary sources of liquidity are cash flows from operations and the Company's revolving credit facility with GMAC. In fiscal year 2005, the Company used $13.7 million in cash from operating activities principally as the result of the $27.4 million net loss discussed above, net of the non-cash asset impairment charge of $8.5 million and $7.8 million in depreciation and amortization expense. Additionally, $2.5 million of the $3.5 million restructuring charges were actually paid during the period. The changes in operating assets and liabilities were principally the result of increases of $2.9 million in inventories due primarily to customer delays in assortments and shipments of Government fabrics and increases of $1.1 million in other assets due to prepayments for purchases required by some of our suppliers, somewhat offset by a decrease of $1.7 million in accounts receivable due primarily to the decline in sales volume.

Availability on the revolving credit facility was $7.3 million at July 2, 2005. The Company was not in compliance with the revolving credit facility's financial covenant at July 2, 2005. On August 8, 2005, Delta Woodside's and the Company's boards approved termination of the Company's deferred compensation plan and payout of participant plan balances (approximately $3.4 million in the aggregate was paid out in August 2005) and an amendment to the Company's revolving credit agreement, which was entered into on August 9, 2005. The credit facility amendment includes a waiver with respect to the Company's noncompliance with the minimum EBITDA covenant for the fourth quarter ended July 2, 2005, allows for the payment of the deferred compensation participant account balances, sets required minimum EBITDA levels for each quarter of fiscal year 2006, and provides that it will constitute an event of default if the Company and its lender fail to agree to minimum EBITDA levels for the remainder of the term of the revolving credit facility. The GMAC amendment also provides for a $3.0 million supplement to the allowed asset-based availability. The supplement is available through February of 2006, and the Company will owe a $30,000 fee for any calendar month in which the Company uses, on more than three days, all or part of this supplemental amount. The amendment also increased the applicable margin on Eurodollar loans from 3% to 4%.

On September 30, 2005, the Company entered into a further amendment to its revolving credit agreement with GMAC. The credit facility amendment includes a waiver with respect to the Company's requirement to provide financial statements for the fiscal year ended July 2, 2005 reported on without qualification by the Company's independent public accounting firm and sets new required minimum EBITDA levels for each quarter of fiscal year 2006 and increases the applicable margin on Eurodollar loans from 4% to 5% and the applicable margin on prime rate loans from 0.75% to 2.75%. GMAC will require an appraisal of the Company's inventory within 45 days. The Company believes that GMAC will use this appraisal, among other matters, to determine whether to extend the $3.0 million supplemental line beyond February 2006.

Capital expenditures during fiscal years 2004 and 2005 were primarily used for the second phase of the modernization of the Company's Delta 3 cotton finishing plant. On November 6, 2002, the Company announced that it had started a major capital project to modernize its Delta 3 cotton finishing plant in Wallace, S.C. This plan was divided into three phases. The first phase consisted of the installation of a new dye range that was completed in June of fiscal year 2003. The majority of the $6.4 million in capital expenditures for fiscal year 2003 were for this project. The second phase consisted of the installation of a new print range and a new prep range that was completed in early fiscal year 2005. The majority of the $5.1 million in capital expenditures for fiscal year 2004 were for this project. With the completion of phases one and two of this modernization plan, the Company is positioned to provide long-term support for its government business and long-term support for an improved quality product for its commercial cotton business. The third phase consists of the installation of a new dye range that will be designed for wide fabric finishing. The third phase, previously scheduled to start during the third and fourth quarters of fiscal year 2005, has been deferred due to operating cash requirements projected for the fourth quarter of fiscal year 2005 and the first quarter of fiscal year 2006. The completion of phase three will further enhance the Company's ability to meet the needs of its cotton business on a cost effective and profitable basis and compete more effectively in the industry. The Company has not yet determined the exact timing of the implementation of phase three.

LIQUIDITY. Our consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. Management believes that, with the Company's entry into the August 2005 and September 2005 amendments to the GMAC revolving credit agreement and based on projections of what management considers to be the most probable outcomes of future uncertainties, the cash flows generated by the Company's operations and funds available under the Company's credit facility should be sufficient to service its debt, to satisfy its day-to-day working capital needs and to fund its planned capital expenditures for the next twelve months. This belief by management is dependent on the validity of several assumptions that underpin the Company's internal forecasts. These assumptions include:

     1.   Government business:
          o revenues remaining at the fiscal year 2005 level for fiscal year 2006 and beyond
          o minimum disruption from the problems associated with the transition to the new uniform as discussed in "-- Our Outlook for Fiscal Year 2006"
          o U.S. government funding for military uniforms is not materially delayed or decreased as a result of delays in the budgeting process or the costs of recovering from recent hurricanes and other demands on government resources
          o    a moderation in the rate of increase in energy and chemical costs
          o continued credit approval of the government business's customer base by our factor GMAC
     2.   Commercial cotton business:
          o maintaining fiscal year 2005 revenue levels in fiscal year 2006 and beyond
          o improved margins based on the continuation of current trends in sales prices and raw material costs
          o    a moderation in the rate of increase in energy and chemical costs
          o continued credit approval of the commercial cotton business's customer base by our factor GMAC
     3.   Exit of the synthetics business:
          o an orderly production flow to complete all commitments to our synthetics customers
          o    minimum negative run-out costs
          o    minimum inventory write-downs
          o the collection of substantially all of the associated accounts receivable
     4. Payment terms required by our principal vendors and suppliers do not become materially more stringent.

The Company has suffered recurring losses from operations and there can be no assurance that the Company's actual results will match its internal forecasts of the most probable outcomes. Adverse effects from the risks described above under "--In Conclusion" or other unforeseen events or risks could cause future circumstances to differ significantly from these forecasts. These adverse changes in circumstances could cause the Company's needs for cash to exceed the availability of credit under the Company's revolving credit agreement, particularly following the February 28, 2006 expiration of the $3.0 million supplemental credit line provided by GMAC. In addition, because the fiscal year 2006 quarterly trailing twelve month EBITDA covenants in our GMAC revolving credit agreement provide minimal tolerance for any shortfall in operating results, we may be required to seek additional waivers or amendments to our GMAC revolving credit agreement if our operating results do not improve as we anticipate. GMAC has consistently granted waivers or amendments in the past to address our financial difficulties, and the bulk of its collateral is accounts receivable, so we believe that GMAC is well-collateralized. Therefore, we believe that there is a likelihood that GMAC would grant additional waivers or amendments; however, we cannot guarantee that we would be able to obtain any necessary waivers or amendments in the future. If we become unable to borrow under our revolving credit facility because of insufficient availability or an unwaived default, our ability to continue operations would likely be in substantial doubt.

THE COMPANY'S 9.625% SENIOR NOTES. On August 25, 1997, the Company issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At July 2, 2005, the outstanding balance of the notes was $30,941,000, a reduction of $1,000,000 from the balance at July 3, 2004. This reduction was the result of a purchase by the Company of $1,000,000 face amount of its 9.625% Senior Notes for $500,000 during the third quarter of fiscal year 2005.

THE GMAC REVOLVING CREDIT FACILITY. Delta Mills has a revolving credit facility with GMAC with a term lasting until March 2007. Borrowings under this credit facility are limited to the lesser of (i) $38.0 million less the aggregate amount of undrawn outstanding letter of credit or (ii) a "formula amount" equal to (A) 90% of eligible accounts receivable plus 50% of eligible inventories of Delta Mills minus (B) the sum of $7.0 million plus the aggregate amount of undrawn outstanding letters of credit plus certain reserves. Through February 2006, the formula amount is increased by a $3.0 million "supplemental amount" as described more fully in the fifth bullet point below. The facility is secured by the accounts receivable, inventories and capital stock of the Company. The average interest rate on the credit facility was 6.24% at July 2, 2005 and is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $28.4 million and $21.4 million as of July 2, 2005 and July 3, 2004, respectively. As of July 2, 2005, the revolver availability was approximately $7.3 million, net of the $7 million availability reduction established by the credit facility, and the aggregate amount of undrawn letters of credit was approximately $1.3 million.

At the beginning of fiscal year 2005, the GMAC credit facility had a maximum loan amount of $50 million and had financial covenants that required the Company to comply with a maximum leverage ratio and a minimum fixed charge coverage ratio. Since the beginning of fiscal year 2005, the credit facility has been amended, or the Company has received waivers, as described below.

     o On August 18, 2004, the credit facility was amended to reduce the maximum availability to $38 million, and the maximum leverage ratio and fixed charge coverage ratio covenants were replaced with a minimum Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) covenant. The new covenant set required minimum EBITDA levels for each quarter of fiscal year 2005 and provided that it would constitute an event of default if Delta Mills and its lender failed to agree by the end of fiscal year 2005 to minimum EBITDA levels for the remainder of the term of the revolving credit facility.

     o On October 18, 2004, GMAC agreed to an amendment to the financial covenants in the credit facility to reduce the required minimum EBITDA levels for each quarter of fiscal year 2005. This amendment was intended to allow the Company to remain in compliance with these covenants while executing its 2005 Realignment Plan.

     o On May 12, 2005, GMAC granted a waiver with respect to a violation of the EBITDA covenant as of the end of the third quarter of fiscal year 2005.

     o On May 17, 2005, GMAC granted a prospective waiver of the EBITDA covenant for the end of fiscal year 2005 conditioned upon the Company
          (i) achieving trailing twelve months EBITDA as of fiscal year 2005 year-end of negative $700,000, (ii) maintaining undrawn availability of at least $2.5 million for thirty consecutive days immediately prior to and immediately subsequent to the date on which the Company delivered to GMAC its draft financial statements for fiscal year 2005 and (iii) not otherwise being in default under the credit facility.

     o On August 9, 2005, the Company entered into a waiver and amendment that (i) waived the Company's noncompliance with the minimum EBITDA covenant for the fourth quarter ended July 2, 2005, (ii) allows for the payout of the deferred compensation participant account balances,
          (iii) sets required minimum EBITDA levels for each quarter of fiscal year 2006, (iv) provides that it will be an event of default if the Company and GMAC do not enter into a written amendment establishing required EBITDA levels for the remainder of the term of the credit facility, (v) provides for a $3.0 million supplement to the allowed asset-based availability that is available through February of 2006 (the Company will owe a $30,000 fee for any calendar month in which the Company uses, on more than three days, all or part of this supplemental amount) and (vi) increased the applicable margin on Eurodollar loans from 3% to 4%.

o On September 30, 2005, the Company entered into a further amendment to its revolving credit agreement with GMAC. The credit facility amendment includes a waiver with respect to the Company's requirement to provide financial statements for the fiscal year ended July 2, 2005 reported on without qualification by the Company's independent public accounting firm and sets new required minimum EBITDA levels for each quarter of fiscal year 2006 and increases the applicable margin on Eurodollar loans from 4% to 5% and the applicable margin on prime rate loans from 0.75% to 2.75%. GMAC will conduct an appraisal of the Company's inventory within 45 days. The Company believes that GMAC will use this appraisal, among other matters, to determine whether to extend the $3.0 million supplemental line beyond February 2006.

RESTRICTIVE COVENANTS. The Company credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to the Company's stock is permitted if there is no event of default and there is at least $1 of availability under the facility. The indenture pertaining to the Company's 9.625% Senior Notes also contains restrictive covenants that restrict additional indebtedness, dividends, and investments by the Company and its subsidiaries. The payment of dividends with respect to the Company's stock is permitted if there is no event of default under the indenture and after payment of the dividend, the Company could incur at least $1 of additional indebtedness under a fixed charge coverage ratio test. Dividends are also capped based on cumulative net income and proceeds from the issuance of securities and liquidation of certain investments. Delta Mills may loan funds to Delta Woodside subject to compliance with the same conditions. At July 2, 2005, the Company was prohibited by these covenants from paying dividends and making loans to Delta Woodside. During the fiscal years ended July 2, 2005 and July 3, 2004, the Company did not pay any dividends to Delta Woodside.

CROSS-DEFAULT CLAUSE IN THE INDENTURE. The indenture for the Company's Senior Notes provides that it is an event of default under the indenture if the Company defaults in the payment of principal or interest at final stated maturity (as defined in the indenture), or otherwise defaults resulting in acceleration, of other indebtedness aggregating $5.0 million or more. Either the indenture trustee or holders of 25% or more in principal amount of the Senior Notes may accelerate the Senior Notes in an event of default under the indenture. There have been several defaults under the Company's revolving credit facility; however, in each case to date, the lender has either waived the default or entered into an amendment to cure the default. If there is a future default under the Company's revolving credit facility, which the Company cannot cure or which the lender declines to waive or cure by amendment, holders of the Senior Notes or the indenture trustee could, under the circumstances described in the indenture, accelerate the Senior Notes.

NEED FOR REFINANCING BY 2007. Our revolving credit facility with GMAC matures in March 2007, and the Senior Notes mature in August 2007. We will need to refinance both of these obligations before March 2007 in order to be able to continue operations. We believe that any such refinancing will require, among other things, successful implementation of our 2006 Business Plan, an improvement in demand for our products and a significant improvement in our operating results. Particularly in light of our results over the last several fiscal quarters and the continued challenges in our industry, there is no assurance that these necessary conditions will occur in a timely fashion or at all. If they do not occur, we will likely be required to explore alternatives to a full refinancing of our Senior Notes, such as seeking amendments to the terms of our Senior Notes, offering the Senior Note holders the opportunity to exchange their Senior Notes for other debt and/or equity securities, a restructuring of our debt, selling or otherwise disposing of our assets or some other transaction or combination of these transactions.

OTHER MATTERS. The Company assigns a substantial portion of its trade accounts receivable to GMAC Commercial Finance LLC (in its capacity as factor, the "Factor") under a factor agreement. The assignment of these receivables is primarily without recourse, provided that customer orders are approved by the Factor prior to shipment of goods, up to a maximum for each individual account. The assigned trade accounts receivable are recorded on the Company's books at full value and represent amounts due the Company from the Factor. There are no advances from the Factor against the assigned receivables. All factoring fees are recorded on the Company's books as incurred as a part of selling, general and administrative expenses.

Due to the closing of the yarn manufacturing operations at our Beattie plant, the Company no longer purchases cotton. Instead, it now enters into agreements to purchase all of its cotton yarn from third party vendors. At July 2, 2005, minimum payments under these agreements with non-cancelable terms were approximately $18 million. These contracts are expected to satisfy a portion of the Company's fiscal year 2006 cotton yarn requirements.

During 1998, Delta Woodside received notices from the State of North Carolina asserting deficiencies in state corporate income and franchise taxes for the Company's 1994 - 1997 tax years. The total assessment proposed by the State amounted to $1.5 million, which included interest and penalties at that time. The assessment was delayed pending an administrative review of the case by the

State. In October 2002, the State proposed a settlement in which Delta Woodside would have paid approximately 90% of the assessed amount plus a portion of certain penalties for the Delta Woodside's tax years 1994 - 2000. In January, 2005, the North Carolina Department of Revenue (the Department) notified Delta Woodside that the North Carolina Court of Appeals unanimously upheld the Department's assessment of corporate income and franchise tax against A&F Trademark and eight other holding company subsidiaries of the Limited Stores, Inc. (the "Limited Stores Case"), ruling that the trademark holding companies were doing business in the state of North Carolina for corporate income tax purposes. As a result of the Limited Stores Case ruling, the Department proposed a Voluntary Compliance Program (the Program) whereby Delta Woodside could pay the assessment amount for the Company's 1994 - 1997 tax years plus interest for a total of approximately $1.4 million. Under the Program, the Department would waive all penalties provided that Delta Woodside paid the tax and interest and waived all rights to a refund. Delta Woodside rejected the Department's offer. The North Carolina Supreme Court has upheld the Department's position in the Limited Stores Case, and in June 2005, the taxpayers in that case asked the U.S. Supreme Court to review the decision. The Department has indicated that, if the U.S. Supreme Court declines to review the Limited Stores Case decision, Delta Woodside must either pay the assessment or continue its appeal in an administrative tax hearing before the North Carolina Secretary of Revenue. Delta Woodside has determined to continue with its appeal due to management's belief that the State's legal position is in conflict with established principles of federal constitutional law. Delta Woodside considers all exposures in determining probable amounts of payment and has determined that any likely settlement will not exceed established reserves; therefore, any payment in settlement of this matter is not expected to result in a material impact on Delta Woodside's financial position or results of operations. Any payment would, however, negatively impact Delta Woodside's liquidity.

OFF-BALANCE SHEET OBLIGATIONS. The Company has no material off-balance sheet obligations.

CONTRACTUAL  OBLIGATIONS.  As of July  2,  2005,  the  Company  had  contractual
obligations  in  the  form  of  leases,  yarn  purchase  commitments,   deferred
compensation, debt, and related interest as follows (in thousands):

                           PAYMENTS DUE BY FISCAL YEAR

            Contractual Obligations                2006       2007      2008      2009     2010      Thereafter       Total
                                                ------------------------------------------------------------------ -------------

 Yarn Purchase Commitments                         $17,900                                                              $17,900
 Deferred Compensation (1)                           4,178                                                                4,178
 Non-Cancelable Operating Leases                       279       $283      $290     $257      $147                        1,256
 Revolving Credit Facility                                     28,444                                                    28,444
 Interest Payments on Credit Facility (2)            1,772      1,329                                                     3,101
 Long-Term Debt                                                          30,941                                          30,941
 Interest Payments on Long-Term Debt                 2,978      2,978     1,489                                           7,445
                                                ----------- ---------- --------- -------- ------------- ---------- -------------
 Total                                             $27,107    $33,034   $32,720     $257      $147             $0       $93,265
                                                =========== ========== =========          ============= ========== =============


(1) Deferred compensation is included in accrued employee compensation as of July 2, 2005.
(2) Assumes for the sake of illustration that the outstanding balance and interest rate as of July 2, 2005 remain constant to maturity of the credit facility. Actual balances and interest rates fluctuate, so actual interest payments could be higher or lower.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially lead to materially different results under different assumptions and conditions.

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

In estimating the future undiscounted cash flows expected to be generated by long-lived assets to be held and used, major assumptions and estimates include expected period of operation, projected future product pricing, future raw material costs and market supply and demand. Changes in any of these estimates and assumptions could have a material effect on the estimated future cash flows to be generated by the Company's assets. With the deterioration of the competitive conditions in the textile industry, we have had changes in these estimates and assumptions based on strategic changes in management's plan of operations, including the planned closure and sale of five facilities: Furman, Catawba, Estes, Pamplico and Delta 2. As management planned for closure of each of these facilities, it was necessary to first analyze held-for-use or held-for sale status of the assets and project future cash flows accordingly. These changes in assumptions have resulted in asset impairment charges in each of the last three fiscal years. These assumptions could change in the future. Estimates of future cash flows and asset selling prices are inherently uncertain. Different estimates could result in materially different carrying amounts.

For example, when management decided to close the Furman plant in fiscal year 2002, an $8.2 million impairment charge was recognized reducing the carrying amount of this asset from $12.1 million to $3.9 million. When the Company entered into a contract to sell the Furman Plant real property in August 2004, the sales price, net of selling costs, was approximately $847,000 less than the then carrying amount resulting in an additional impairment charge of $847,000. As another example, when the Company announced its 2005 Realignment Plan in November 2004, it estimated that its non-cash impairment charge would range from $5.0 to $8.0 million. The Company revised this estimate upward in its 10-Q for the first quarter of fiscal year 2005; however, the Company subsequently contracted to sell its facilities at more favorable sales prices for certain of its property, plant and equipment than it had initially expected, and the actual impairment charge was $3.8 million.

In the fourth quarter of fiscal year 2005, the Company recorded an impairment charge of $4,727,000 to reduce the carrying amount of the Pamplico and Delta 2 plants. The valuation of these assets was derived from management's estimates based on recent experience selling similar assets. There can be no assurance that these numbers will represent the final charges until the consummation of the sales of these assets, which is expected to occur during fiscal year 2006.

Income Taxes: The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). The Company recognizes deferred income taxes, net of any valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. As of July 3, 2004, the Company had approximately $3.7 million in net deferred tax liabilities. As of July 2, 2005, the Company did not have any deferred tax assets, net of valuation allowances and deferred tax liabilities.

The Company evaluates on a regular basis the realizability of its deferred tax assets for each taxable jurisdiction. In making this assessment, management considers whether it is more likely than not that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence, both positive and negative, in making this assessment. The Company's pre-tax operating losses in each of 2005, 2004 and 2003 represent negative evidence, which is difficult to overcome under SFAS 109, with respect to the realizability of the Company's deferred tax assets.

To fully realize the deferred tax assets for net operating losses, the Company will need to generate future taxable income of approximately $22,000,000 in the United States. The Company's federal net operating loss carryforwards generally expire in varying intervals from 2013 to 2024, while state loss carryforwards expire at various intervals beginning in fiscal year 2006. At July 2, 2005, the Company's gross deferred tax assets were reduced by a valuation allowance of $7,717,000. In preparing the Company's financial statements, management determined that it was more likely than not that the Company would be unable to fully utilize its net deferred tax assets before they expire. Therefore, SFAS 109 required the Company to record a full valuation allowance for its net deferred tax assets. The Company first recorded a full valuation allowance of $7,717,000 in fiscal year 2005. Primarily as a result of losses in fiscal year 2005 that increased the Company's net operating loss carryforwards, the Company's net deferred tax assets increased during fiscal year 2005. Prior to Fiscal 2005, the Company had net deferred tax liabilities and did not require a valuation allowance.

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

Inventories:  Inventories  are  valued  at the  lower  of FIFO  cost or  market.
Management regularly reviews inventory quantities on hand and records a provision for off quality, excess or otherwise obsolete inventory based primarily on our historical selling prices for these products. If actual market conditions are less favorable than those projected, or if liquidation of the inventory is more difficult than anticipated, additional inventory write-downs may be required.


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


In March 2005, the FASB issued FASB Interpretation No. 47, which clarifies the term "asset retirement obligation" as used in SFAS No. 143 "Accounting for Asset Retirement Obligations." This guidance requires an entity to record a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Since this is an interpretation, the effective date is immediate. This interpretation does not have an impact on the consolidated financial statements of the Company.

ENVIRONMENTAL MATTERS

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

Two of the Company's South Carolina plants, the Delta 2 and Delta 3 finishing plants, have experienced and are experiencing high nitrate levels in the groundwater at the two adjacent sludge spray sites for these plants. The South Carolina Department of Health and Environmental Control ("DHEC") and the Company have entered into a consent agreement which requires the Company to monitor the groundwater until drinking water standards are attained.

In addition, the National Pollutant Discharge Elimination System ("NPDES") permit issued to the Delta 2 and Delta 3 finishing plants on April 1, 2004, contained a new parameter for zinc in discharges that the Company is supposed to meet by April 1, 2006. On March 1, 2005, DHEC allowed the Company to convert groundwater recovery wells with discharges that exceeded the zinc parameter to monitoring wells, which brought the Company into compliance with the NPDES permit's zinc discharge limits.

The Company believes that it can satisfy its permit and DHEC's requirements at the Delta 2 and Delta 3 finishing plants without material additional cost. Although there is no assurance that the Company will be successful, and it could face administrative penalties if it is not, no accrual has been made for such contingency, and the Company does not currently believe that liability has been incurred. Even if the Company does incur administrative penalties or additional costs, it does not believe this matter will have a material adverse impact on the Company's financial position.

On June 30, 2000, the Company sold its Greensboro, North Carolina plant to the City of Greensboro. The Company had been working with environmental consultants in assessing groundwater contamination at this site. Because of these studies, one-half of the proceeds from the sale of the plant, consisting of approximately $400,000, were placed in an interest bearing escrow account to cover expenses related to this contamination. As of the date of this filing, approximately $305,000 remains in this escrow account. The Company recorded the sale net of estimated costs to remediate the property. The North Carolina Department of Environment and Natural Resources is requiring the Company to install a monitoring well on an adjacent property owner's land. The adjacent owner is requesting that the Company provide it with the sampling results and indemnify it from any contamination on its property. If contamination is discovered, the Company would likely face a claim for damages. Management believes that the escrow is sufficient to cover any likely expenses related to the remediation of this property, and consequently has not recognized a liability in the consolidated financial statements.

Delta Woodside's previously owned Nautilus business has been named as a "potentially responsible party" ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") with respect to three hazardous waste sites in North Carolina, South Carolina and Mississippi. To Delta Woodside's knowledge, all of the transactions with these sites were conducted by a corporation (the "Selling Corporation") whose assets were sold in 1990 pursuant to the terms of an order of the United States Bankruptcy Court to another corporation, the stock of which was subsequently acquired by Delta Woodside in January 1993.

At the North Carolina site, the Selling Corporation is listed as a "de Minimis" party, and at the South Carolina site, the Selling Corporation has been listed as an "insolvent" party and would appear to qualify as a "de Minimis" party.
Delta Woodside's believes that the Selling Corporation's share of the liabilities at either of these sites will be immaterial.

At the Mississippi ("ERS") site, the PRP group completed the surface removal action and investigated soil and groundwater contamination, both at the site and in the surrounding area. Delta Woodside's latest information is that the Selling Corporation is ranked eleventh out of a total of over 300 PRPs in contributions of material to the site, and, based on volume, the Selling Corporation contributed approximately 3% of the site's material. To Delta Woodside's knowledge, estimates of costs to clean-up the site were $4 million, and could be higher. Trichloromethane, one of the substances delivered by the Selling Corporation to the site, was found in the site's groundwater and at nearby drinking water wells. The EPA referred the site to the Mississippi Department of Environmental Quality ("MDEQ") in 1996. In August of 2001, MDEQ indicated to a third party that it was still considering action at the site. On June 16, 2004, MDEQ conducted a site investigation to determine if any homes around the site still used private water wells and located three such homes. On October 13, 2004, a contractor wrote to EPA that "residents downgradient of the ERS property are currently being exposed to unacceptable  concentrations of contaminants ....
Therefore,  it is  recommended  that  EPA  take  immediate  action  to  mitigate exposures to contaminated  groundwater by residents at [two addresses]....  [I]t appears  that  groundwater  contamination  has  expanded  beyond  the  extent of contamination previously identified in 1993.... Therefore, ... a complete survey of domestic  wells in the vicinity of the ERS property  should be  conducted....
Finally, if it is determined that additional residents are currently being exposed to unacceptable concentrations of contaminants, it is recommended that EPA also take immediate action to mitigate exposure at these residences." On October 18, 2004, MDEQ notified the homeowners that their drinking water wells were contaminated.

Although no assurance can be provided, Delta Woodside believes that it is shielded from liability at these three sites by the order of the United States Bankruptcy Court pursuant to which the Selling Corporation sold its assets to the corporation subsequently acquired by Delta Woodside. Delta Woodside has denied any responsibility at these three sites, has declined to participate as a member of the respective PRP groups, and has not provided for any reserves for costs or liabilities attributable to the Selling Corporation. No accrual has been made for these Nautilus contingencies, as we do not believe it is probable that a liability has been incurred.

On January 10, 2000, the North Carolina Department of Environment and Natural Resources requested that the Company accept responsibility for investigating the discharge of hazardous substances at a hazardous waste site known as the Glen Raven Mills Site, Kings Mountain, North Carolina (the "Site"). A predecessor by merger of the Company, Park Yarn Mills Company, Inc. ("Park Yarn"), owned the Site for approximately six (6) years, from 1977 to 1983. the Company is aware of no evidence that Park Yarn discharged or deposited any hazardous substance at the Site or is otherwise a "responsible party" for the Site. Further, Park Yarn filed bankruptcy and was discharged in 1983. Although no assurance can be provided, any liability of Park Yarn for the Site may have been discharged by the bankruptcy order. Accordingly, the Company has denied any responsibility at the Site, declined to undertake any activities concerning the Site, and has not provided for any reserves for costs or liabilities attributable to Park Yarn. We believe that any liability of Park Yarn for the Site may have been discharged by the bankruptcy order. No accrual has been made for this contingency, as we do not believe that it is probable that a liability has been incurred.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY RISK SENSITIVITY

In prior years, as a part of the Company's business of converting fiber to finished fabric, the Company made raw cotton purchase commitments and then fixed prices with cotton merchants who buy from producers and sell to textile manufacturers. As part of the 2005 Realignment Plan, the Company ceased internal production of cotton yarns and no longer purchases raw cotton In fiscal 2005, the Company began to enter into cotton yarn purchase commitments and then fix prices with the yarn vendors. The Company may seek to fix prices up to 18 months in advance of delivery. Daily price fluctuations are minimal, yet long-term trends in raw cotton price movement can result in unfavorable pricing of cotton yarn for the Company. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect raw cotton and cotton yarn prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton yarn commitments in the industry in general. The Company believes that currently its market risk sensitivity with respect to cotton yarn is qualitatively similar to its market risk sensitivity with respect to raw cotton before it discontinued its cotton yarn manufacturing operations and that the market effects of changes in raw cotton prices generally "pass through" cotton yarn manufacturers to similarly affect cotton yarn prices. At July 2, 2005, a 10% decline in the market price of the cotton component of yarn covered by the Company's fixed price contracts would have a negative impact of approximately $0.9 million on the value of the contracts. At July 3, 2004, a 10% decline in the market price of the Company's fixed price contracts for raw cotton would have had a negative impact of approximately $0.7 million on the value of the contracts. The increase in the potential negative impact from 2004 to 2005 is due principally to larger commitment quantities in 2005.

INTEREST RATE SENSITIVITY

The Company's revolving credit facility with GMAC is sensitive to changes in interest rates. Interest is based on a spread over LIBOR or a base rate. An interest rate increase would have a negative impact to the extent the Company borrows against the revolving credit facility. The impact would be dependent on the level of borrowings incurred. As of July 2, 2005, an increase in the interest rate of 1% would have a negative impact of approximately $284,000 on annual interest expense (assuming for illustrative purposes only that interest rates and the amount outstanding remain constant over fiscal year 2006). Similarly, as of July 3, 2004, an increase in the interest rate of 1% would have had a negative impact of approximately $214,000 on annual interest expense. The increase in the negative impact is due to the higher level of borrowings under the revolving credit facility at the 2005 fiscal year end compared to the 2004 fiscal year end.

An interest rate change would not impact the Company's cash flows on the fixed rate ten-year Senior Notes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                 Page
                                                                                                -------
Report of KPMG  LLP                                                                               22
Consolidated Balance Sheets as of July 2, 2005 and July 3, 2004                                   23
Consolidated Statements of Operations for the fiscal years ended July 2, 2005,
                      July 3, 2004 and June 28, 2003                                              25
Consolidated Statements of Shareholder's Equity for the fiscal years ended July 2, 2005,
                      July 3, 2004 and June 28, 2003                                              26
Consolidated Statements of Cash Flows for the fiscal years ended July 2, 2005,
                      July 3, 2004 and June 28, 2003                                              27
Notes to Consolidated Financial Statements                                                        28



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



THE BOARD OF DIRECTORS
DELTA MILLS, INC.:

We have audited the accompanying consolidated balance sheets of Delta Mills, Inc. and subsidiaries as of July 2, 2005 and July 3 2004 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended July 2, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Mills, Inc. and subsidiaries at July 2, 2005 and July 3, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended July 2, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company has suffered recurring losses from operations and has uncertainties with regard to its ability to operate within the covenants and availability established by its revolving credit facility that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.


                                    /s/ KPMG  LLP
                                    KPMG LLP



Greenville, South Carolina
August 10, 2005, except as to Note C, which is as of September 30, 2005


CONSOLIDATED BALANCE SHEETS
Delta Mills, Inc.
(In Thousands)

                                                               July 2, 2005              July 3, 2004
                                                       ---------------------    ----------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                            $282                      $585
  Accounts receivable:
     Factor and other                                                37,039                    38,613
    Less allowances for returns                                         101                        20
                                                       ---------------------    ----------------------
                                                                     36,938                    38,593
  Inventories
     Finished goods                                                  10,004                     6,613
     Work in process                                                 19,507                    18,877
     Raw materials and supplies                                       5,797                     6,889
                                                       ---------------------    ----------------------
                                                                     35,308                    32,379

  Deferred income taxes                                               1,159                     1,113
  Other assets                                                        1,357                       302
                                                       ---------------------    ----------------------
                                TOTAL CURRENT                        75,044                    72,972
ASSETS
                                                       ---------------------    ----------------------

ASSETS HELD FOR SALE                                                  1,900                     2,495

PROPERTY, PLANT AND EQUIPMENT, at cost
     Land and land improvements                                       1,588                     1,587
     Buildings                                                       30,771                    31,006
     Machinery and equipment                                         85,304                   116,696
     Furniture, fixtures and office equipment                        11,141                    11,948
     Lease improvements                                                                         1,030
     Construction in progress                                            26                       765
                                                       ---------------------    ----------------------
                                                                    128,830                   163,032
     Less accumulated depreciation and amortization                  87,969                    99,907
                                                       ---------------------    ----------------------
                                                                     40,861                    63,125

DEFERRED LOAN COSTS
             less accumulated amortization of $5,856
             and $5,746 in 2005 and 2004 respectively                   237                       347

                                                       ---------------------    ----------------------
                                                                   $118,042                  $138,939
                                                       =====================    ======================


CONSOLIDATED BALANCE SHEETS
Delta Mills, Inc.
(In Thousands, except share amounts)


                                                               July 2, 2005            July 3, 2004
                                                          ------------------      ------------------

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                             $8,349                  $7,879
  Revolving credit facility                                          28,444                  21,388
  Payable to Affiliates                                               3,780                   3,686
  Accrued employee compensation                                       4,937                   3,179
  Income taxes payable                                               13,695                  13,698
  Accrued restructuring expenses                                      1,054
  Accrued and sundry liabilities                                      4,815                   5,543
                                                          ------------------      ------------------
                    TOTAL CURRENT LIABILITIES                        65,074                  55,373

LONG-TERM DEBT                                                       30,941                  31,941
DEFERRED INCOME TAXES                                                 1,159                   4,853
DEFERRED COMPENSATION                                                                         2,334
SHAREHOLDER'S EQUITY
  Common Stock - par value $.01 a share -
    authorized  3,000  shares,  issued and
    outstanding 100 shares
    Additional paid-in capital                                       51,792                  51,792
    Accumulated deficit                                            (30,924)                 (7,348)
                                                          ------------------      ------------------
                                                                     20,868                  44,444
COMMITMENTS AND CONTINGENCIES
                                                          ------------------      ------------------
                                                                   $118,042                $138,939
                                                          ==================      ==================





See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
Delta Mills, Inc.
(In Thousands)

                                                                     Year Ended        Year Ended       Year Ended
                                                                    July 2, 2005      July 3, 2004     June 28, 2003
                                                                 ----------------  ---------------- -----------------

Net sales                                                               $157,863          $174,358          $177,193
Cost of goods sold                                                       159,320           166,314           160,243
                                                                 ----------------  ---------------- -----------------
GROSS PROFIT (LOSS)                                                      (1,457)             8,044            16,950
Selling, general and administrative expenses                               9,467            11,810            11,370
Impairment and restructuring expenses                                     12,077               847               398
Other income                                                                 428               766               582
                                                                 ----------------  ---------------- -----------------
  OPERATING PROFIT (LOSS)                                               (22,573)           (3,847)             5,764
Other (expense) income:
  Interest expense                                                       (5,246)           (4,783)           (5,275)
  Gain on extinguishment of debt                                             500                               3,643
                                                                 ----------------  ---------------- -----------------
                                                                         (4,746)           (4,783)           (1,632)
                                                                 ----------------  ---------------- -----------------
INCOME (LOSS) BEFORE INCOME TAXES                                       (27,319)           (8,630)             4,132
Income tax expense (benefit)                                             (3,743)           (3,164)             1,541
                                                                 ----------------  ---------------- -----------------

NET INCOME (LOSS)                                                      $(23,576)          $(5,466)            $2,591
                                                                 ================  ================ =================





See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
Delta Mills, Inc.
(In Thousands)


                                                              Additional                                   Total
                                      Common Stock             Paid-In                                   Shareholder's
                                Shares          Amount         Capital        Accumulated Deficit          Equity
                             --------------  -------------  ---------------  -----------------------  -----------------
Balance at June 29, 2002               100             $0          $51,792                 $(4,473)            $47,319
  Net Income                                                                                  2,591              2,591
                             --------------  -------------  ---------------  -----------------------  -----------------
Balance at June 28, 2003               100             $0          $51,792                 $(1,882)            $49,910
  Net Loss                                                                                  (5,466)            (5,466)
                             --------------  -------------  ---------------  -----------------------  -----------------
Balance at July 3, 2004                100             $0          $51,792                 $(7,348)            $44,444
  Net Loss                                                                                 (23,576)           (23,576)
                             --------------  -------------  ---------------  -----------------------  -----------------
Balance at July 2, 2005                100             $0          $51,792                $(30,924)            $20,868
                             ==============  =============  ===============  =======================  =================











See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
Delta Mills, Inc.
(In Thousands)
                                                                                  Year Ended      Year Ended       Year Ended
                                                                                 July 2, 2005    July 3, 2004    June 28, 2003
                                                                                 --------------  --------------  ---------------
OPERATING ACTIVITIES
  Net income (loss)                                                                  $(23,576)        $(5,466)           $2,591
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Depreciation                                                                        7,721           8,830            8,979
     Amortization                                                                          110             112              135
     Decrease in deferred loan costs                                                                                        175
     Discount to face value on repurchase of bonds                                       (500)                          (3,818)
     Impairment and restructuring expenses                                              12,077             847              398
     Change in deferred income taxes                                                   (3,740)         (3,164)          (1,089)
     Gains on disposition of property
        and equipment                                                                    (245)           (253)            (433)
     Changes in operating assets and liabilities:
        Accounts receivable                                                              1,655           5,855            5,407
        Inventories                                                                    (2,929)          11,756         (11,388)
        Other current assets                                                           (1,056)             218            (495)
        Deferred compensation                                                            (488)         (2,920)              306
        Accounts payable and accrued expenses                                          (2,698)         (7,997)            3,732
                                                                                 --------------  --------------  ---------------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         (13,669)           7,818            4,500
                                                                                 --------------  --------------  ---------------

INVESTING ACTIVITIES Property, plant and equipment:
     Purchases                                                                           (391)         (5,146)          (6,442)
     Proceeds of dispositions                                                            7,202             861              807
                                                                                 --------------  --------------  ---------------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           6,811         (4,285)          (5,635)
                                                                                 --------------  --------------  ---------------

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit                                              173,364         176,501          195,461
  Repayments on revolving lines of credit                                            (166,309)       (179,969)        (181,970)
  Repurchase and retirement of long-term debt                                            (500)                         (11,888)
                                                                                 --------------  --------------  ---------------
          NET CASH PROVIDED BY (USED IN) FINANCING                                       6,555         (3,468)            1,603
ACTIVITIES
                                                                                 --------------  --------------  ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (303)              65              468

Cash and cash equivalents at beginning of year                                             585             520               52
                                                                                 --------------  --------------  ---------------
         CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $282            $585             $520
                                                                                 ==============  ==============  ===============







See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS: The Company manufactures woven fabrics for sale to its customers.

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

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is stated on the basis of cost. Depreciation is computed using the straight-line method for financial reporting based on estimated useful lives of three to 32 years, but predominantly over seven to 14 years.

DEFERRED LOAN COSTS: Deferred loan costs are being amortized over the life of the related debt, which is primarily 10 years.

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

REVENUE RECOGNITION: Sales are recorded upon shipment or designation of specific goods for later shipment at the customers' request, due to changes in the customers' manufacturing schedules. The Company records a portion of its revenues on a bill and hold basis, invoicing goods that have been produced, packaged and made ready for shipment. The goods are effectively segregated from inventory which is available for sale. The risk of ownership of the goods has passed to the customer, and remittance terms are consistent with all other sales by the Company.

The Company's sales agreements do not give the buyer a right of return. When returns and allowances are authorized by the Company, returns and allowances are accounted for as a reduction to sales, and sales are reported net of returns and allowances. Allowances are charged against sales at the full dollar amount of the allowance.

INCOME TAXES: Deferred income taxes, net of the established valuation allowance, are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and net operating losses and tax credit carryforwards. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

ENVIRONMENTAL COSTS: Environmental compliance cost, including ongoing maintenance, monitoring and similar costs, are expensed as incurred. Environmental remediation costs are accrued, except to the extent costs can be capitalized, when remedial efforts are probable, and the cost can be reasonably estimated.

COTTON PROCUREMENT: In prior years, as a part of the Company's business of converting fiber to finished fabric, the Company made raw cotton purchase commitments and then fixed prices with cotton merchants who buy from producers and sell to textile manufacturers. As part of the 2005 Realignment Plan, the Company ceased internal production of cotton yarns and no longer purchases raw cotton. The Company now makes cotton yarn purchase commitments and then fixes prices with the yarn vendors. These contracts are settled by delivery and are not used for trading purposes. The Company commits to fixed prices on a percentage of its cotton yarn requirements up to eighteen months in the future. If market prices for yarn fall below the Company's committed fixed costs and it is estimated that the costs of yarn are not recoverable in future sales of finished goods, the differential is charged to income at that time.


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

(In thousands)                                              Year Ended               Year Ended              Year Ended
                                                            July 2, 2005             July 3, 2004            June 28, 2003
                                                            -----------------        ------------------      -----------------

Net income (loss), as reported                           $          (23,576)      $            (5,466)    $             2,591

Add stock based employee compensation expense
included in reported net income (loss), net of tax                        43                        25                    174

Less total stock based compensation expense
   determined under fair value based method, net
   of related tax effects                                               (43)                      (25)                  (496)
                                                            -----------------        ------------------      -----------------

Pro forma net income (loss)                              $                        $                       $             2,269
                                                                    (23,576)                   (5,466)
                                                            =================        ==================      =================



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

FISCAL YEAR: The Company's operations are based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to June 30. Fiscal years 2005 and 2003 each consisted of 52 weeks. Fiscal year 2004 consisted of 53 weeks.


NOTE B--ACCOUNTS RECEIVABLE AND MAJOR CUSTOMERS

The Company assigns a substantial portion of its trade accounts receivable to GMAC Commercial Credit LLC (the Factor) under a factor agreement. The assignment of these receivables is primarily without recourse, provided that customer orders are approved by the Factor prior to shipment of goods, up to a maximum for each individual account. The factor agreement contains two programs for assignment of receivables: a collection program and a purchased program. Under the collection program, accounts are assigned to the factor for ledgering and collection. Under the purchased program, accounts are assigned to the factor as the sole owner thereof. The majority of the factored receivables fall under the purchased program. Under both the collection and the purchased program, the amounts due from the factor are the same as the amounts due from the customer trade accounts. There are no advances from the Factor against the assigned receivables. All factoring fees are recorded on the Company's books as incurred as a part of selling, general and administrative expenses.

The Company's accounts receivable are due from many companies that produce apparel products. Credit risk for the receivables generally remains with the Factor under the terms of the factoring agreement.

For fiscal year 2005, the Company had one customer, Levi Strauss, that exceeded 10% of consolidated net sales. The Company's net sales to this customer totaled $22 million, or approximately 14%, of net sales in fiscal year 2005. For fiscal year 2004, the Company had two customers, V.F. Corporation, and Levi Strauss, that exceeded 10% of consolidated net sales. The Company's net sales to these customers totaled $45 million, or approximately 26%, of net sales in fiscal year 2004. For fiscal year 2003, the Company had three customers, Levi Strauss, Haggar Apparel and V.F. Corporation, net sales to each of which exceeded 10% of consolidated net sales. The Company's net sales to these customers totaled $71 million, or approximately 40%, of net sales in fiscal year 2003. The foregoing amounts include sales directly to subcontractors of the named apparel companies. In addition, during fiscal years 2005, 2004, and 2003, net sales of military fabrics to apparel customers accounted for approximately 47%, 44%, and 33%, respectively, of the Company's total net sales. The loss of any of these accounts could have a material adverse effect on the results of the Company.


NOTE C--LONG-TERM DEBT AND LEASES

LONG-TERM DEBT AND REVOLVING CREDIT FACILITY: On August 25, 1997, the Company issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At July 2, 2005, the outstanding balance of the notes was $30,941,000, a reduction of $1,000,000 from the balance at July 3, 2004. This reduction is the result of a purchase by the Company of $1,000,000 face amount of its 9.625% Senior Notes for $500,000 during the third quarter of fiscal year 2005.

The Company has a revolving credit facility with GMAC with a term lasting until March 2007. Borrowings under this credit facility are limited to the lesser of
(i) $38.0 million less the aggregate amount of undrawn outstanding letter of credit or (ii) a "formula amount" equal to (A) 90% of eligible accounts receivable plus 50% of eligible inventories of Delta Mills minus (B) the sum of $7.0 million plus the aggregate amount of undrawn outstanding letters of credit plus certain reserves. Through February 2006, the formula amount is increased by a $3.0 million "supplemental amount" as described more fully in the fifth bullet point below. The facility is secured by the accounts receivable, inventories and capital stock of the Company. The average interest rate on the credit facility was 6.24% at July 2, 2005 and is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $28.4 million and $21.4 million as of July 2, 2005 and July 3, 2004, respectively. As of July 2, 2005, the revolver availability was approximately $7.3 million, net of the $7 million availability reduction established by the credit facility, and the aggregate amount of undrawn letters of credit was approximately $1.3 million. The Company has a revolving credit facility with GMAC with a term lasting until March 2007. Borrowings under this credit facility are based primarily on eligible accounts receivable and inventories of the Company. The facility is secured by the accounts receivable, inventories and capital stock of the Company. The average interest rate on the credit facility was 6.24% at July 2, 2005 and is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $28.4 million and $21.4 million as of July 2, 2005 and July 3, 2004, respectively. As of July 2,

2005, the revolver availability was approximately $7.3 million, net of the $7 million availability reduction established by the credit facility, and the aggregate amount of undrawn letters of credit was approximately $1.3 million.

At the beginning of fiscal year 2005, the GMAC credit facility had a maximum loan amount of $50 million and had financial covenants that required the Company to comply with a maximum leverage ratio and a minimum fixed charge coverage ratio. Since the beginning of fiscal year 2005, the credit facility has been amended, or Delta Mills has received waivers, as described below.

     o On August 18, 2004, the credit facility was amended to reduce the maximum availability to $38 million, and the maximum leverage ratio and fixed charge coverage ratio covenants were replaced with a minimum Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) covenant. The new covenant set required minimum EBITDA levels for each quarter of fiscal year 2005 and provided that it would constitute an event of default if Delta Mills and its lender failed to agree by the end of fiscal year 2005 to minimum EBITDA levels for the remainder of the term of the revolving credit facility.

     o On October 18, 2004, GMAC agreed to an amendment to the financial covenants in the credit facility to reduce the required minimum EBITDA levels for each quarter of fiscal year 2005. This amendment was intended to allow the Company to remain in compliance with these covenants while executing its 2005 Realignment Plan.

     o On May 12, 2005, GMAC granted a waiver with respect to a violation of the EBITDA covenant as of the end of the third quarter of fiscal year 2005.

     o On May 17, 2005, GMAC granted a prospective waiver of the EBITDA covenant for the end of fiscal year 2005 conditioned upon the Company
          (i) achieving trailing twelve months EBITDA as of fiscal year 2005 year-end of negative $700,000, (ii) maintaining undrawn availability of at least $2.5 million for thirty consecutive days immediately prior to and immediately subsequent to the date on which the Company delivered to GMAC its draft financial statements for fiscal year 2005 and (iii) not otherwise being in default under the credit facility.

     o On August 9, 2005, the Company entered into a waiver and amendment that (i) waived the Company's noncompliance with the minimum EBITDA covenant for the fourth quarter ended July 2, 2005, (ii) allows for the payout of the deferred compensation participant account balances,
          (iii) sets required minimum EBITDA levels for each quarter of fiscal year 2006, (iv) provides that it will be an event of default if the Company and GMAC do not enter into a written amendment establishing required EBITDA levels for the remainder of the term of the credit facility, (v) provides for a $3.0 million supplement to the allowed asset-based availability that is available through February of 2006 (the Company will owe a $30,000 fee for any calendar month in which the Company uses, on more than three days, all or part of this supplemental amount) and (vi) increased the applicable margin on Eurodollar loans from 3% to 4%.

     o On September 30, 2005, the Company entered into a further amendment to its revolving credit agreement with GMAC. The credit facility amendment includes a waiver with respect to the Company's requirement to provide financial statements for the fiscal year ended July 2, 2005 reported on without qualification by the Company's independent pubic accounting firm and sets new required minimum EBITDA levels for each quarter of fiscal year 2006 and increases the applicable margin on Eurodollar loans from 4% to 5% and the applicable margin on prime rate loans from 0.75% to 2.75%. GMAC will require an appraisal of the Company's inventory within 45 days. The Company believes that GMAC will use this appraisal, among other matters, to determine whether to extend the $3.0 million supplemental line beyond February 2006.

RESTRICTIVE COVENANTS: The Company credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to the Company's stock is permitted if there is no event of default and there is at least $1 of availability under the facility. The indenture pertaining to the Company's 9.625% Senior Notes also contains restrictive covenants that restrict additional indebtedness, dividends, and investments by the Company and its subsidiaries. The payment of dividends with respect to the Company's stock is permitted if there is no event of default under the indenture and after payment of the dividend, the Company could incur at least $1 of additional indebtedness under a fixed charge coverage ratio test. Dividends are also capped based on cumulative net income and proceeds from the issuance of securities and liquidation of certain investments. Delta Mills may loan funds to Delta Woodside subject to compliance with the same conditions. At July 2, 2005, the Company was prohibited by these covenants from paying dividends and making loans to Delta Woodside. During the fiscal years ended July 2, 2005 and July 3, 2004, the Company did not pay any dividends to Delta Woodside.

The indenture for the Company's Senior Notes provides that it is an event of default under the indenture if the Company defaults in the payment of principal or interest at final stated maturity (as defined in the indenture), or otherwise defaults resulting in acceleration, of other indebtedness aggregating $5.0 million or more. Either the indenture trustee or holders of 25% or more in principal amount of the Senior Notes may accelerate the Senior Notes in an event of default under the indenture. There have been several defaults under the Company's revolving credit facility; however, in each case to date, the lender has either waived the default or entered into an amendment to cure the default. If there is a future default under the Company's revolving credit facility, which the Company cannot cure or which the lender declines to waive or cure by amendment, holders of the Senior Notes or the indenture trustee could, under the circumstances described in the indenture, accelerate the Senior Notes.

LIQUIDITY: Our consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. Management believes that, with the Company's entry into the August 2005 and September 2005 amendments to the GMAC revolving credit agreement, and based on projections of what management considers to be the most probable outcomes of future uncertainties, the cash flows generated by the Company's operations and funds available under Delta Mills' credit facility should be sufficient to service its debt, to satisfy its day-to-day working capital needs and to fund its planned capital expenditures for the next twelve months. This belief by management is dependent on the validity of several assumptions that underpin the Company's internal forecasts. These assumptions include:

     1.   Government business:
          o revenues remaining at the fiscal year 2005 level for fiscal year 2006 and beyond
          o minimum disruption from the problems associated with the transition to the new uniform as discussed in "-- Our Outlook for Fiscal Year 2006"
          o U.S. government funding for military uniforms is not materially delayed or decreased as a result of delays in the budgeting process or the costs of recovering from recent hurricanes and other demands on government resources
          o    a moderation in the rate of increase in energy and chemical costs
          o continued credit approval of the government business's customer base by our factor GMAC
     2.   Commercial cotton business:
          o maintaining fiscal year 2005 revenue levels in fiscal year 2006 and beyond
          o improved margins based on the continuation of current trends in sales prices and raw material costs
          o    a moderation in the rate of increase in energy and chemical costs
          o continued credit approval of the commercial cotton business's customer base by our factor GMAC
     3.   Exit of the synthetics business:
          o an orderly production flow to complete all commitments to our synthetics customers
          o    minimum negative run-out costs
          o    minimum inventory write-downs
          o the collection of substantially all of the associated accounts receivable
     4. Payment terms required by our principal vendors and suppliers do not become materially more stringent.

The Company has suffered recurring losses from operations and there can be no assurance that the Company's actual results will match its internal forecasts of the most probable outcomes. Adverse effects from the risks described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - In Conclusion" or other unforeseen events or risks could cause future circumstances to differ significantly from these forecasts. These adverse changes in circumstances could cause the Company's needs for cash to exceed the availability of credit under Delta Mills' revolving credit agreement, particularly following the February 28, 2006 expiration of the $3.0 million supplemental credit line provided by GMAC. In addition, because the fiscal year 2006 quarterly trailing twelve month EBITDA covenants in our GMAC revolving credit agreement provide minimal tolerance for any shortfall in operating results, we may be required to seek additional waivers or amendments to our GMAC revolving credit agreement if our operating results do not improve as we anticipate. GMAC has consistently granted waivers or amendments in the past to address our financial difficulties, and the bulk of its collateral is accounts receivable, so we believe that GMAC is well-collateralized. However, we cannot guarantee that we would be able to obtain any necessary waivers or amendments in the future. If we become unable to borrow under our revolving credit facility because of insufficient availability or an unwaived default, our ability to continue operations would likely be in substantial doubt.

LEASES: The Company leases office space in New York City and Greenville, SC under non-cancelable operating leases with terms expiring from 2008 to 2010. Rent expense relating to all non-cancelable operating leases of the Company was approximately $406,000, $466,000 and $435,000 for fiscal years 2005, 2004 and
2003, respectively.

Total interest expense incurred by the Company was $5,246,000, $4,784,000 and $5,275,000 for fiscal years 2005, 2004, and 2003, respectively, net of $46,000 and $0.4 million of capitalized interest in fiscal years 2004 and 2003, respectively. No interest was capitalized in fiscal year 2005. Total interest paid during fiscal years 2005, 2004, and 2003 was $5,136,000, $4,781,000 and
$5,778,000, respectively.

At July 2, 2005, the carrying value of the Senior Notes was $30,941,000. The last period of meaningful trading activity for these notes was the Dutch Auction in 2003, when the Company repurchased a principal amount of $12,798,000 at $790 per $1,000 principal amount. Management believes that the notes are not widely held and there is very little if any trading activity. Recent indications of interest in the marketplace have ranged in value from $500 to $800 per $1,000 principal amount.

The fair value of the revolving credit facility approximates its carrying value as of July 2, 2005 due to the variable interest rate provision of the facility.

Aggregate principal maturities of all long-term debt and minimum payments under non-cancelable operating leases are as follows:

                                               Long-Term Debt            Operating Leases
        Fiscal Year
                            2006                                                 $279,000
                            2007                                                  283,000
                            2008                  $30,941,000                     290,000
                            2009                                                  257,000
                            2010                                                  147,000
                                       -----------------------      ----------------------
        Total                                     $30,941,000                  $1,256,000
                                       =======================      ======================


NOTE D--EMPLOYEE BENEFIT PLANS

The Company participates in the Delta Woodside Industries, Inc. 40l(k) Plan. During fiscal years 2005, 2004 and 2003, the Company contributed $234,000, $556,000 and $617,000, respectively, to the 401(k) plan to match employee contributions. Effective January 1, 2005, the Company suspended its contributions to the 401(k) plan.

The Company participated in a Deferred Compensation Plan, managed by DWI, which permitted certain management employees to defer a portion of their compensation. Deferred compensation accounts were credited with interest and were distributable after retirement, disability or employment termination. As of July 2, 2005 and July 3, 2004, the Company's liability was $4,178,000 and $4,665,000, respectively. The ability of participants to add to their accounts under this plan was effectively discontinued pursuant to an amendment described below.

On January 16, 2004, based on the recommendation of Delta Woodside's Compensation Committee, the Board (with Mr. Garrett abstaining) approved an amendment of the Company's deferred compensation plan. The deferred compensation plan amendment provided that each participant's deferred compensation account would be paid to the participant upon the earlier of the participant's termination of employment or in accordance with a schedule of payment that would pay approximately 40%, 30%, 20% and 10% of the participant's total pre-amendment account on February 15 of 2004, 2005, 2006 and 2007, respectively. Any such February 15 payment was conditioned on there being no default under the Company's Senior Note Indenture or the Company's revolving credit facility and on the Company meeting the fixed charge coverage ratio test as defined in the Senior Note Indenture for the most recently ended four full fiscal quarters, determined on a pro forma basis. Compliance with the fixed charge coverage ratio test is required by the Senior Note Indenture only as a condition to Company taking certain actions (such as the incurrence of indebtedness or the issuance of preferred stock) in certain circumstances; however, the amendment of the deferred compensation plan adopted by the Board required satisfaction of the fixed charge coverage ratio test before scheduled payments would be made. The first payment of approximately $3.1 million was made in February 2004. As of February 15, 2005, the Company did not meet, for the purpose of the scheduled payment, the fixed charge coverage ratio test as defined in the Senior Note Indenture for the most recently ended four full fiscal quarters, determined on a pro forma basis. Accordingly, any future payments in accordance with the schedule in the amendment were delayed until all conditions to such payment could be met.

On August 8, 2005, the Board approved termination of the Company's deferred compensation plan and payout of participant plan balances (approximately $3.4 million in the aggregate at August 8, 2005). The termination of the deferred compensation plan by the Board (with Messrs. W.F. Garrett and J.P. Danahy abstaining) followed the recommendation of the Board's Compensation Committee.

By terminating the deferred compensation plan and paying the respective account balances to each participant, the Company expects to retain certain of its key managers who are essential to the future of the Company. The Compensation Committee and the Board decided to terminate the deferred compensation plan as a measure to retain key employees who, in light of the general difficulties in the textile industry, have expressed a desire to diversify their retirement assets. Since fiscal year 2004, certain employees who voluntarily terminated their employment with the Company stated that a primary reason for their departure was that the deferred compensation plan had not been earlier terminated, which early termination would have allowed them to receive their deferred compensation accounts without leaving the Company's employ. The Company conditioned termination of the deferred compensation plan with respect to any employee participant on the agreement of that participant to remain an employee for a specified period (eighteen months in the case of the executive officers and certain other employees). By August 29, 2005, all employee participants entered into such agreements and received distributions of their account balances, which completed the termination of the plan. As a result of the termination of the deferred compensation plan and a distribution in connection with employment termination of approximately $700,000 to one employee who resigned his employment after the end of fiscal year 2005 but before the board decided to terminate the plan, approximately $4.2 million, which represented the aggregate participant plan balances, is classified on the consolidated balance sheet at July 2, 2005 as accrued employee compensation in current liabilities.

The Company also participates in the Delta Woodside Industries, Inc. 2004 Stock Plan, Incentive Stock Award Plan, and 2000 Stock Option Plan. The Company recognized expense of $43,000 and $66,000 in fiscal years 2005 and 2004, respectively, for awards granted pursuant to the 2004 Stock Award Plan. Including associated tax assistance, under the Incentive Stock Award Plan the Company also recognized expense (income) of ($26,000) and $280,000 for fiscal years 2004 and 2003, respectively. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." See Note A for further discussion.


NOTE E--AFFILIATED PARTY TRANSACTIONS

The Company is the only operating subsidiary of DWI. Actual corporate service costs for management, treasury, auditing, and shareholder relations are charged to the Company as incurred. As of July 2, 2005, the balance of the payable to affiliate was $3.8 million, as compared to a balance of $3.7 million as of July 3, 2004. The increase of $0.1 million in fiscal year 2005 was attributable to corporate service costs charged to the Company. Receivable or payable to affiliates bears no interest and includes amounts payable to or receivable from DWI for current activity as described.

NOTE F--INCOME TAXES

The Company reports federal income taxes in the consolidated return of its parent, DWI, and had a taxable loss of approximately $10.9 million which will be reported in the fiscal year 2005 consolidated Federal income tax return with its parent, DWI. The consolidated tax group had a regular taxable loss of approximately $16.1 million and alternative minimum taxable loss of approximately $19.3 million. The Federal income tax obligation or refund that is allocated to the Company is determined as if the Company was filing a separate Federal income tax return. The Company's Federal tax liability or receivable is paid to or is a receivable from the parent company.

Deferred income taxes reflect the net tax effects of temporary differences between the financial statement amounts and amounts reported for income tax purposes. The Company's gross deferred tax assets are reduced by valuation allowances of $7,717,000 at July 2, 2005. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. The Company's management believes that it is more likely than not that the Company will be unable to fully utilize its net deferred tax assets before they expire and, consequently, has recognized a full valuation allowance on its net deferred tax assets at July 2, 2005.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                           2005                     2004
Assets:
Deferred compensation                                   $  1,728,000             $  1,926,000
Accrued and sundry liabilities                              1,193,000                1,157,000
Net operating loss carryforwards                           9,077,000                 3,704,000
Accrued restructuring expenses                                 387,000
Inventories                                                 418,000
Other                                                         38,000                     8,000
                                                       ------------------       --------------------
Gross deferred tax assets                                  12,841,000                6,795,000
Valuation allowance                                        (7,717,000)
                                                       ------------------       --------------------
Net Deferred tax assets                                     5,124,000                6,795,000
                                                       ------------------       --------------------

Liabilities:
Depreciation                                                5,124,000              10,483,000
Inventories                                                                             52,000
                                                       ------------------       --------------------
Deferred tax liabilities                                    5,124,000              10,535,000
                                                       ------------------       --------------------
      Net deferred tax liabilities                      $           0             $(3,740,000)
                                                       ==================       ====================


Significant components of the provision for income tax expense (benefit) are as follows:

                                                             2005                     2004                     2003
                                               -------------------     --------------------     --------------------
Current:
     Federal income taxes                                                                                $2,230,000
     State income taxes                                                                                     400,000
                                               -------------------     --------------------     --------------------
           Total current                                                                                  2,630,000
Deferred:
      Federal income taxes                           $(3,411,000)             $(2,939,000)                (804,000)
      State income taxes                                (332,000)                (225,000)                (285,000)
                                               -------------------     --------------------     --------------------
           Total deferred                             (3,743,000)              (3,164,000)              (1,089,000)

                                               -------------------     --------------------     --------------------
Total income tax expense (benefit)                   $(3,743,000)             $(3,164,000)               $1,541,000
                                               ===================     ====================     ====================

The reconciliation of income tax expense (benefit) computed at the Federal statutory tax rates is as follows:

                                                                 2005                 2004                   2003
                                                      ------------------   --------------------   ------     -----


Income tax expense (benefit) at statutory rates       $       (9,562,000)  $       (3,021,000)    $      1,446,000
State tax expense (benefit), net of federal benefit             (525,000)            (146,000)              75,000
Valuation allowance adjustments                                7,717,000
Other                                                         (1,373,000)               3,000               20,000
                                                      -------------------  -------------------    -----------------
                                                      $       (3,743,000)  $       (3,164,000)    $      1,541,000
                                                      ===================  ===================    =================

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

Summarized financial information for the Guarantor is as follows (in thousands):

                                       JULY 2, 2005            JULY 3, 2004
                                       ------------            ------------

Current assets                            $ 105                    $ 83
Noncurrent assets                                                     13
Current Liabilities                       2,128                    2,275
Noncurrent liabilities                     434                       697
Stockholder's deficit                    (2,457)                  (2,876)

Summarized   results  of  operations  for  the  Guarantor  are  as  follows  (in thousands):

                                                                        Year Ended
                                                    --------------------------------------------------
                                                    July 2, 2005       July 3, 2004     June 28, 2003
                                                    ------------       ------------     -------------
Net sales -intercompany commissions                    $3,549             $3,909            $3,986
Cost and expenses                                       3,130              3,952             4,033
Net income (loss)                                         419                (43)              (47)

NOTE H--COMMITMENTS AND CONTINGENCIES

Due to the closing of the yarn manufacturing operations at our Beattie plant, the Company no longer purchases cotton. Instead, it now enters into agreements to purchase all of its cotton yarn from third party vendors. At July 2, 2005, minimum payments under these agreements with non-cancelable terms were approximately $18 million.

Two of the Company's South Carolina plants, the Delta 2 and Delta 3 finishing plants, have experienced and are experiencing high nitrate levels in the groundwater at the two adjacent sludge spray sites for these plants. The South Carolina Department of Health and Environmental Control ("DHEC") and the Company have entered a consent agreement which requires the Company to monitor the groundwater until drinking water standards are attained.

In addition, the National Pollutant Discharge Elimination System ("NPDES") permit issued to the Delta 2 and Delta 3 finishing plants on April 1, 2004, contained a new parameter for zinc in discharges that the Company is supposed to meet by April 1, 2006. On March 1, 2005, DHEC allowed the Company to convert groundwater recovery wells with discharges that exceeded the zinc parameter to monitoring wells, which brought the Company into compliance with the NPDES permit's zinc discharge limits.

The Company believes that it can satisfy its permit and DHEC's requirements at the Delta 2 and Delta 3 finishing plants without material additional cost. Although there is no assurance that the Company will be successful, and it could face administrative penalties if it is not, no accrual has been made for such contingency, and the Company does not currently believe that liability has been incurred. Even if the Company does incur administrative penalties or additional costs, it does not believe this matter will have a material adverse impact on the Company's financial position.

On June 30, 2000, the Company sold its Greensboro, North Carolina plant to the City of Greensboro. The Company had been working with environmental consultants in assessing groundwater contamination at this site. Because of these studies, one-half of the proceeds from the sale of the plant, consisting of approximately $400,000, were placed in an interest bearing escrow account to cover expenses related to this contamination. As of the date of this filing, approximately $305,000 remains in this escrow account. The Company recorded the sale net of estimated costs to remediate the property. The North Carolina Department of Environment and Natural Resources is requiring the Company to install a monitoring well on an adjacent property owner's land. The adjacent owner is requesting that the Company provide it with the sampling results and indemnify it from any contamination on its property. If contamination is discovered, the Company would likely face a claim for damages. Management believes that the escrow is sufficient to cover any expenses related to the remediation of this property, and consequently has not recognized a liability in the consolidated financial statements.

Delta Woodside's previously owned Nautilus business has been named as a "potentially responsible party" ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") with respect to three hazardous waste sites in North Carolina, South Carolina and Mississippi. To Delta Woodside's knowledge, all of the transactions with these sites were conducted by a corporation (the "Selling Corporation") whose assets were sold in 1990 pursuant to the terms of an order of the United States Bankruptcy Court to another corporation, the stock of which was subsequently acquired by Delta Woodside in January 1993.

At the North Carolina site, the Selling Corporation is listed as a "de Minimis" party, and at the South Carolina site, the Selling Corporation has been listed as an "insolvent" party and would appear to qualify as a "de Minimis" party.
Delta Woodside's believes that the Selling Corporation's share of the liabilities at either of these sites will be immaterial.

At the Mississippi ("ERS") site, the PRP group completed the surface removal action and investigated soil and groundwater contamination, both at the site and in the surrounding area. Delta Woodside's latest information is that the Selling Corporation is ranked eleventh out of a total of over 300 PRPs in contributions of material to the site, and, based on volume, the Selling Corporation contributed approximately 3% of the site's material. To Delta Woodside's knowledge, estimates of costs to clean-up the site were $4 million, and could be higher. Trichloromethane, one of the substances delivered by the Selling Corporation to the site, was found in the site's groundwater and at nearby drinking water wells. The EPA referred the site to the Mississippi Department of Environmental Quality ("MDEQ") in 1996. In August of 2001, MDEQ indicated to a third party that it was still considering action at the site. On June 16, 2004, MDEQ conducted a site investigation to determine if any homes around the site still used private water wells and located three such homes. On October 13, 2004, a contractor wrote to EPA that "residents downgradient of the ERS property are currently being exposed to unacceptable  concentrations of contaminants ....
Therefore,  it is  recommended  that  EPA  take  immediate  action  to  mitigate exposures to contaminated  groundwater by residents at [two addresses]....  [I]t appears  that  groundwater  contamination  has  expanded  beyond  the  extent of contamination previously identified in 1993.... Therefore, ... a complete survey of domestic  wells in the vicinity of the ERS property  should be  conducted....
Finally, if it is determined that additional residents are currently being exposed to unacceptable concentrations of contaminants, it is recommended that EPA also take immediate action to mitigate exposure at these residences." On October 18, 2004, MDEQ notified the homeowners that their drinking water wells were contaminated.

Although no assurance can be provided, Delta Woodside believes that it is shielded from liability at these three sites by the order of the United States Bankruptcy Court pursuant to which the Selling Corporation sold its assets to the corporation subsequently acquired by Delta Woodside. Delta Woodside has denied any responsibility at these three sites, has declined to participate as a member of the respective PRP groups, and has not provided for any reserves for costs or liabilities attributable to the Selling Corporation. No accrual has been made for these Nautilus contingencies, as we do not believe it is probable that a liability has been incurred.

On January 10, 2000, the North Carolina Department of Environment and Natural Resources requested that the Company accept responsibility for investigating the discharge of hazardous substances at a hazardous waste site known as the Glen Raven Mills Site, Kings Mountain, North Carolina (the "Site"). A predecessor by merger of the Company, Park Yarn Mills Company, Inc. ("Park Yarn"), owned the Site for approximately six (6) years, from 1977 to 1983. the Company is aware of no evidence that Park Yarn discharged or deposited any hazardous substance at the Site or is otherwise a "responsible party" for the Site. Further, Park Yarn filed bankruptcy and was discharged in 1983. Although no assurance can be provided, any liability of Park Yarn for the Site may have been discharged by the bankruptcy order. Accordingly, the Company has denied any responsibility at the Site, declined to undertake any activities concerning the Site, and has not provided for any reserves for costs or liabilities attributable to Park Yarn. We believe any liability of Park Yarn for the Site may have been discharged by the bankruptcy order. No accrual has been made for these contingencies, as we do not believe it is probable that a liability has been incurred.

During 1998, Delta Woodside received notices from the State of North Carolina asserting deficiencies in state corporate income and franchise taxes for the
Company's 1994 - 1997 tax years. The total assessment proposed by the State amounted to $1.5 million, which included interest and penalties at that time. The assessment was delayed pending an administrative review of the case by the State. In October 2002, the State proposed a settlement in which Delta Woodside would have paid approximately 90% of the assessed amount plus a portion of certain penalties for the Delta Woodside's tax years 1994 - 2000. In January, 2005, the North Carolina Department of Revenue (the Department) notified Delta Woodside that the North Carolina Court of Appeals unanimously upheld the Department's assessment of corporate income and franchise tax against A&F Trademark and eight other holding company subsidiaries of the Limited Stores, Inc. (the "Limited Stores Case"), ruling that the trademark holding companies were doing business in the state of North Carolina for corporate income tax purposes. As a result of the Limited Stores Case ruling, the Department proposed a Voluntary Compliance Program (the Program) whereby Delta Woodside could pay the assessment amount for the Company's 1994 - 1997 tax years plus interest for a total of approximately $1.4 million. Under the Program, the Department would waive all penalties provided that Delta Woodside paid the tax and interest and waived all rights to a refund. Delta Woodside rejected the Department's offer. The North Carolina Supreme Court has upheld the Department's position in the Limited Stores Case, and in June 2005, the tax payers in that case asked the U.S. Supreme Court to review the decision. The Department has indicated that, if the U.S. Supreme Court declines to review the Limited Stores Case decision, Delta Woodside must either pay the assessment or continue its appeal in an administrative tax hearing before the North Carolina Secretary of Revenue. Delta Woodside has determined to continue with its appeal due to management's belief that the State's legal position is in conflict with established principles of federal constitutional law. Delta Woodside considers all exposures in determining probable amounts of payment and has determined that any likely settlement will not exceed established reserves; therefore, any payment in settlement of this matter is not expected to result in a material impact on Delta Woodside's results of operations. Any payment would, however, negatively impact Delta Woodside's liquidity.

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

Substantial portions of the Company's fixed assets are the subject of a "Fee in Lieu of Tax" or "FILOT" agreement with three Counties within the State of South Carolina. These agreements are intended to permit counties to attract business investment by offering property tax incentives. In accordance with South Carolina law, the Company entered into a sale-leaseback agreement with these Counties and acquired an Industrial Development Revenue Bond. The arrangement is structured so that the Company's lease payments to the Counties equal and offset the Counties' bond payments to the Company. The Bond is non-recourse to the Counties, the Company's lease payments are pledged to secure repayment of the Bond, and the lease and Bond provide for the legal right of offset. Consequently, the FILOT arrangement is not reflected in the Company's financial statements. The agreements have a maximum expiration date of 2017. Under the terms of the agreements, the Company must annually submit information regarding the value of the machinery and equipment in service in each county. The respective Counties will then accept a fee in lieu of property tax based upon predetermined millage rates. These costs are included in cost of sales in the Company's consolidated financial statements. If the Company had not entered into this transaction, property tax payments would have been higher. The Company can reacquire such property and terminate the agreement at a nominal price of $1 and, accordingly, the subject property is included in property, plant, and equipment in the consolidated balance sheet. If the Company elects to reacquire the subject property prior to the expiration of the arrangement, it may also be required to make certain adjusting property tax payments.


NOTE I--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended July 2, 2005 and July 3, 2004:

 2005 QUARTER ENDED
 (IN THOUSANDS)                                            OCTOBER 2          JANUARY 1           APRIL 2           JULY 2
                                                           ---------          ---------           -------           ------

 Net sales                                                   $35,440            $39,310          $40,064           $43,049

 Gross profit (loss)                                             309            (1,425)            (128)             (213)

 Net income (loss)                                            (2,322)          (10,224)          (3,055)           (7,925)

 2004 QUARTER ENDED
 (IN THOUSANDS)                                           SEPTEMBER 27       DECEMBER 27         MARCH 27           JULY 3
                                                          ------------       -----------         --------           ------

 Net sales                                                    $42,581          $48,500          $37,919           $45,358

 Gross profit                                                     619            4,413            1,677             1,335

 Net loss                                                      (1,977)             287          (1,238)            (2,538)

The Company recorded restructuring and impairment charges of $7,350,000 in the quarter ended January 1, 2005 and $4,727,000 in the quarter ended July 2, 2005.

NOTE J--GAIN ON EXTINGUISHMENT OF DEBT

During fiscal year 2005, the Company purchased $1,000,000 face amount of its 9.625% Senior Notes for $500,000. The Company recognized a gain of $500,000 as a result of this purchase. During fiscal year 2003, the Company purchased $15,878,000 face amount of its 9.625% Senior Notes for $12,060,000 including expenses of approximately $172,000. The Company recognized a gain of $3,643,000 after the write-off of deferred loan costs of $175,000. The Company did not purchase any of its 9.625% Senior Notes during fiscal year 2004, and there was no gain on extinguishment of debt in fiscal year 2004.

NOTE K-- RESTRUCTURING AND IMPAIRMENT CHARGES

2005 REALIGNMENT PLAN

         During the second quarter of fiscal year 2005, Delta Woodside's and the Company's Boards of Directors approved a comprehensive Realignment Plan. The plan was announced on October 20, 2004 with the closing of the Estes weaving facility and capacity reductions in the Company's commercial synthetics business and the elimination of yarn manufacturing at the Beattie plant. The Company recorded asset impairment and restructuring charges of $7,350,000, on a pretax basis, associated with its Realignment Plan during the quarter ended January 1, 2005.

         Asset Impairment
         In the second quarter of fiscal year 2005, the Company recorded a $3,845,000 non-cash asset impairment charge to write down assets to be disposed of, including real estate and machinery, to its estimated fair value, less selling costs, of $8,857,000. The impaired assets met the criteria under SFAS No. 144 to be classified as assets held for sale and were reclassified as such in the consolidated financial statements as of January 1, 2005. The valuation of these assets was derived from asset sales agreements with third parties executed in January 2005.

         During the six months ended July 2, 2005, the Company closed sales under certain of the agreements for cash proceeds of $7,202,000 resulting in a decrease in assets held for sale to $1,900,000 at July 2, 2005 and a gain on the disposal of assets, primarily at the Pamplico facility, of $245,000. The remaining assets held for sale at July 2, 2005 include the Furman plant, for which the Company had an asset sale agreement that subsequently closed in the first quarter of fiscal year 2006 yielding sale proceeds of $1.9 million.

         Restructuring
         The remainder of the charge recognized by the Company during the second quarter of fiscal year 2005 was for restructuring costs, which included employee termination costs principally for separation pay and benefit costs for the approximately 400 terminated employees, as well as other expenses which included primarily estimated contract termination costs. These expenses are expected to be paid through March 2006.

A roll forward of the Company's liability for restructuring is as follows:

                                                         Employee
                                                       Termination                 Other
                                                          Costs                  Expenses                  Total
                                                    -------------------      ------------------      -------------------
Restructuring charge recognized during
   the quarter ended January 1, 2005                       $ 3,154,000               $ 350,000              $ 3,504,000

Less payments made during fiscal 2005                        2,161,000                 289,000                2,450,000

                                                    -------------------      ------------------      -------------------
Restructuring liability at July 2, 2005                      $ 993,000                $ 61,000              $ 1,054,000
                                                    ===================      ==================      ===================

In addition to the restructuring and impairment charges recognized by the Company, during the quarter ended January 1, 2005 the Company recorded $781,000 in costs of goods sold for the write-off of certain supply inventories associated with equipment to be sold.

2006 BUSINESS PLAN

On August 8, 2005, Delta Woodside's and the Company's Boards of Directors approved the implementation of a comprehensive fiscal year 2006 Business Plan (the "2006 Plan"). The plan was announced on August 11, 2005 and includes the Company's exit from the synthetics business. The Company will close the two plants dedicated to the synthetics product lines: The Pamplico weaving facility in Pamplico, SC and the Delta #2 finishing facility located in Wallace, SC. The Company expects to complete the closing of these facilities in the second quarter of fiscal year 2006 as production requirements dictate. The closings will affect approximately 365 employees company-wide. The Company recorded asset impairment charges of $4,727,000, on a pretax basis, associated with its 2006 Plan in the fourth quarter of fiscal year 2005. In addition, the Company recorded in cost of goods sold in the fourth quarter of fiscal year 2005 a charge of $717,000 for the write-down of certain supply inventories associated with the impaired assets.

         Asset Impairment
         In the fourth quarter of fiscal year 2005, the Company recorded a $4,727,000 non-cash asset impairment charge to write down assets to be disposed of, including real estate and machinery, to their estimated fair value, less selling costs, of $3,260,000. The impaired assets did not meet the criteria under SFAS No. 144 to be classified as assets held for sale and are classified as held for use in the consolidated financial statements as of July 2, 2005. The valuation of these assets was derived from management's estimates based on recent experience selling similar assets in association with the 2005 Realignment Plan.

         Restructuring
         In the fiscal year 2006 first quarter ending October 1, 2005, the Company expects to record pre-tax cash restructuring charges ranging from $3.0 to $4.0 million, which are primarily wage and salary severance benefit costs. No restructuring charges were recorded in fiscal year 2005 relating to the 2006 Plan.

OTHER RESTRUCTURING AND IMPAIRMENT
During the year ended June 28, 2003, the Company recorded a restructuring charge of $0.4 million on a pre-tax basis associated with the closing of its Catawba facility as announced on March 5, 2003. The charge reflected employee termination costs of approximately $354,000. Production at the Catawba facility ceased in April of 2003, and the Company completed the process of liquidating the assets associated with this facility during fiscal year 2005.

During the year ended June 29, 2002, the Company recorded an impairment and restructuring charge of $8.7 million, on a pretax basis, associated with the closing of the Furman Plant as announced on August 22, 2001. The Company recorded an $8.2 million non-cash asset impairment charge to reflect the property and equipment at the Furman Plant at its estimated fair value, less selling costs. The carrying amount of these assets was reduced to approximately $3,923,000. The balance of the charge was approximately $0.5 million of accrued expenses for involuntary termination costs associated with the 122 employees terminated as a result of the plant closing. Production at the Furman facility ceased in October of 2001. On August 24, 2004, Delta Mills contracted to sell the Furman Plant real property for expected net proceeds of approximately $1.8 million. The sales price, net of selling costs, under the contract was approximately $847,000 less than the carrying amount of the asset on the Company's books. Based on this information relative to the fair value of the property at July 3, 2004, the Company recorded an impairment charge of approximately $847,000 for the fourth quarter of fiscal year 2004. The sale was subject to closing conditions, and the prospective purchaser terminated the proposed sale as permitted by the contract. The Company completed the process of liquidating the assets associated with this facility subsequent to July 2, 2005.

During fiscal year 2004 and fiscal year 2003, the Company paid $342,000 and $196,000, respectively, in restructuring costs and had a remaining liability of $0 and $342,000 as of July 3, 2004 and June 28, 2003, respectively. Restructuring activity for fiscal year 2005 is presented in the table above under "2005 Realignment Plan".

As of July 2, 2005 and July 3, 2004 the Company had $1.9 million and $2.5 million, respectively, in assets held for sale.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of July 2, 2005, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. During the quarter ended January 1, 2005, as part of the Company's Realignment Plan, staffing reductions were made throughout the Company. These reductions affected all functional areas, including accounting, procurement, information technology and administrative staff at the corporate and facility level. As a result of these staffing reductions, certain duty segregations and detail review controls previously in place are no longer possible. Although we believe we have been able to develop and implement higher level review controls and other controls that are adequate, there can be no assurance that these changes will not materially affect the Company's internal control over financial reporting.


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

Omitted pursuant to instructions I (2)(c) to Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Omitted pursuant to instructions I (2)(c) to Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The table below and the accompanying footnotes set forth the fees paid by the Company to its independent registered public accounting firm, KPMG LLP, for the periods and in the categories indicated.

AUDIT FEES AND SERVICES             FISCAL 2005          FISCAL 2004

Audit Fees                             $172,000            $174,700
Audit Related Fees                        9,500  (1)          9,000 (1)
Tax Fees                                      0  (2)         36,800 (2)
All Other Fees                                0                   0
                                 ---------------      --------------
TOTAL FEES FOR ALL SERVICES            $181,500            $220,500
                                 ===============      ==============


1) Audit related fees for both fiscal years 2005 and 2004 consisted of fees for employee benefit plan audits and responses to inquiries that arise in the normal course of business related to accounting and auditing pronouncements and SEC rules and regulations.
2) Tax fees for both fiscal years 2005 and 2004 consisted of fees for preparation of returns and estimates, responding to miscellaneous state notices, research of tax matters, and preparation of prior year amended returns.

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

         Consolidated balance sheets--July 2, 2005 and July 3, 2004.

         Consolidated statements of operations--Years ended July 2, 2005, July 3, 2004, and June 28, 2003.

         Consolidated statements of shareholder's equity-- Years ended July 2, 2005, July 3, 2004, and June 28, 2003.

         Consolidated statements of cash flows-- Years ended July 2, 2005, July 3, 2004, and June 28, 2003.

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



         (3) Listing of Exhibits:


3.1       Restated  and Amended  Certificate  of  Incorporation  of Delta Mills,
          Inc.: Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of the Company and Delta Mills Marketing, Inc., File No. 333-37617 (the "S-4").
3.1.1 Certificate of Amendment of Restated Certificate of Incorporation of Delta Mills, Inc. dated June 27, 2005.
3.2 Bylaws of Delta Mills, Inc.: Incorporated by reference to Exhibit 3.2 to the S-4.
4.1       See Exhibits 3.1 and 3.2.
4.2 Indenture, dated as of August 25, 1997, by and among the Company, Delta Mills Marketing, Inc. and The Bank of New York, as Trustee, with respect to the Company's Series A and Series B 9-5/8% Senior Notes due 2007, $150,000,000 in aggregate principal amount, together with forms of certain related instruments, agreements and documents: Incorporated by reference to Exhibit 4.2.6 to the Current Report on Form 8-K/A of Delta Woodside Industries, Inc. with the date of September 25, 1997 (the "DWI 8-K/A").*
4.2.1 Amendment No. 1 dated as of December 30, 1997 to Indenture dated as of August 25, 1997 with respect to Delta Mills, Inc.$150,000,000 Series A and Series B 9 5/8% Senior Notes due 2007, with The Bank of New York, as Trustee.
4.3.1 Revolving Credit and Security Agreement, dated as of March 31, 2000, between GMAC Commercial Credit LLC as agent and lender, and Delta Mills, Inc. as borrower: Incorporated by reference to Exhibit 99.1 to Delta Woodside Industries, Inc. Current Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000
4.3.1.1   Letter,  dated July 28, 2000,  amending  Revolving Credit and Security
          Agreement: Incorporated by reference to Exhibit 4.3.1.1 to Form 10-K of Delta Woodside Industries, Inc. for the fiscal year ended June 30, 2001*
4.3.1.2 Consent and Amendment to Credit Agreement and Other Documents, dated as of October 5, 2001: Incorporated by reference to Exhibit 4.3.1.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2001 and filed with the Securities and Exchange Commission on November 9, 2001.

4.3.1.3 Consent and Amendment to Credit Agreement and Other Documents, dated as of March 31,2002: Incorporated by reference to Exhibit 4.3.1.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002 and filed with the Securities and Exchange Commission on May 14, 2002.
4.3.1.4 Consent and Amendment to Credit Agreement and Other Documents, dated as of March 20,2003: Incorporated by reference to Exhibit 4.3.1.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003 and filed with the Securities and Exchange Commission on May 13, 2003.
4.3.1.5 Waiver dated September 27, 2003 by GMAC Commercial Credit, LLC as a lender and agent: Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.
4.3.1.6 Consent under Credit Agreement and Other Documents dated February 4, 2004: Incorporated by reference to Exhibit 4.3.1.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2003.
4.3.1.7 Waiver and Amendment to Credit Agreement and Other Documents dated April 19, 2004: Incorporated by reference to Exhibit 4.3.1.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2004.
4.3.1.8 Amendment to Credit Agreement dated August 18, 2004 by and between Delta Mills, Inc. and GMAC Commercial Finance, LLC, as a lender and agent: Incorporated by reference to Exhibit 4.3.1.8 to Form 10-K of Delta Mills, Inc. for the fiscal year ended July 3, 2004.
4.3.1.9 Amendment to Credit Agreement dated October 18, 2004 by and between Delta Mills, Inc. and GMAC Commercial Finance, LLC, as a lender and agent: Incorporated by reference to Exhibit 4.3.1.9 to Form 10-K of Delta Mils, Inc. for the fiscal year ended July 3, 2004.
4.3.1.10 Waiver dated May 12, 2005 from GMAC Commercial Finance LLC as lender and agent to Delta Mills, Inc.: Incorporated by reference to Exhibit
          4.3.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005.
4.3.1.11 Waiver dated May 17, 2005 from GMAC Commercial Finance LLC as lender and agent to Delta Mills, Inc. : Incorporated by reference to Exhibit
          4.3.11 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005.
4.3.1.12 Waiver and Amendments dated August 9, 2005 to Revolving Credit and Security Agreement dated March 31, 2000 by and between GMAC Commercial Finance LLC, as lender and agent, and Delta Mills, Inc.: Incorporated by reference to Exhibit 4.3.1.12 to the Company's Current Report on Form 8-K dated August 8, 2005.
4.3.1.13 Waiver and Amendments dated September 30, 2005 to Revolving Credit and Security Agreement dated March 31, 2000 by and between GMAC Commercial Finance LLC, as lender and agent, and Delta Mills, Inc.
4.3.2 Guarantee, dated as of March 31, 2000, of Delta Mills Marketing, Inc. in favor of GMAC Commercial Credit LLC as agent: Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000.
4.3.3 General Security Agreement, dated as of March 31, 2000, between Delta Mills Marketing, Inc. and GMAC Commercial Credit LLC as agent:
          Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of Delta Woodside Industries, Inc. dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000.
4.3.4 Stock Pledge and Security Agreement, dated as of March 31, 2000, by Alchem Capital Corporation in favor of GMAC Commercial Credit LLC as agent: Incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000.
4.3.5 Stock Pledge and Security Agreement, dated as of March 31, 2000, by Delta Mills, Inc. in favor of GMAC Commercial Credit LLC as agent:
          Incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000
4.3.6 Stock Pledge and Security Agreement, dated as of May 11, 2000, by Delta Woodside Industries, Inc. in favor of GMAC Commercial Credit LLC as agent: Incorporated by reference to Exhibit 4.3.6 to the DWI 2000 10-K.*

4.4 The Company hereby agrees to furnish to the Commission upon request of the Commission a copy of any instrument with respect to long-term debt not being registered in a principal amount less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis.
10.1** Delta Woodside Deferred Compensation Plan for Key Managers, Amended and Restated Effective June 30, 2000: Incorporated by reference to
          Exhibit 10.2 to the Delta Woodside Industries, Inc. Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000. *
10.1.1 First Amendment dated December 23, 2003 to Delta Woodside Group Deferred Compensation Plan for Key Managers Amended and Restated Effective June 30, 2000: Incorporated by reference to Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2003.
10.1.2 Second Amendment dated January 16, 2004 to Delta Woodside Group Deferred Compensation Plan for Key Managers Amended and Restated Effective June 30, 2000: Incorporated by reference to Exhibit 10.1.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2003.
10.1.3** Form of Termination of Deferred Compensation Arrangement Agreement between Delta Woodside Industries, Inc., Delta Mills, Inc., Delta Mills Marketing, Inc. and Employee Participants in the Deferred Compensation Plan including schedule of terms for executive officers of the Company.
10.3.1** Delta Woodside Industries, Inc. Stock Option Plan effective as of July 1, 1990: Incorporated by reference to Exhibit 10.11 to the Form 10-K of Delta Woodside Industries, Inc. for the fiscal year ended June 30, 1990.*
10.3.2**  Amendment  No. 1 to Stock  Option Plan:  Incorporated  by reference to
          Exhibit 10.1 to the Form 10-Q of Delta Woodside Industries, Inc. for the quarterly period ended December 29, 1990 (the "DWI 12/90 10-Q").*
10.3.3**  Amendment to Stock Option Plan:  Incorporated  by reference to Exhibit
          10.9.2 to the Form 10-K of Delta Woodside Industries, Inc. for the fiscal year ended June 29, 1991 (the "DWI 1991 10-K").*
10.3.4**  1995  Amendment to Stock Option Plan effective as of November 9, 1995:
          Incorporated by reference to Exhibit 10.4.4 to the Form 10-Q of Delta Woodside Industries, Inc. for the quarterly period ended December 30, 1995 (the "Delta Woodside Industries, Inc. 12/95 10-Q".)*
10.3.5**  1997  Amendment to Stock Option Plan effective as of November 6, 1997:
          Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Delta Woodside Industries, Inc. (File No. 333-45767).
10.3.6** Amendment to Stock Option Plan adopted April 25, 2000: Incorporated by reference to Exhibit 10.4.6 to Form 10-Q of Delta Woodside Industries, Inc. for the fiscal quarter ended April 1, 2000.*
10.3.7**  Amendments to Stock Option Plan:  Incorporated by reference to Exhibit
          10.4.7 to the DWI 2000 10-K.*
10.4** Form of Amendment of Certain Rights and Benefits Relating to Stock Options and Deferred Compensation by and between the Company and certain pre-spin-off plan participants: Incorporated by reference to
          Exhibit 10.7 to the DWI 2000 10-K.*
10.4.1 List of directors and officers of the Company who signed the document described in Exhibit 10.4: Incorporated by reference to Exhibit 10.7.1 to DWI 2000 10-K.*
10.4.2** Form of Amendment of Stock Options by and between Delta Woodside Industries, Inc. and certain pre-spin-off plan participants. Incorporated by reference to Exhibit 10.7.2 to DWI 2000 10-K.*
10.5.1**  Directors Stock Acquisition Plan: Incorporated by reference to Exhibit
          10.14 to the DWI 1991 10-K.*
10.5.2**  Amendment to Directors Stock  Acquisition  Plan, dated April 30, 1992:
          Incorporated by reference to Exhibit 10.12.2 to the DWI 1992 10-K.* 10.6** 2000 Stock Option Plan of Delta Woodside Industries, Inc.:
          Incorporated by reference to Exhibit 10.10 to the DWI 2000 10-K.* 10.6.1** Amendment of 2000 stock option plan of Delta Woodside Industries, Inc:
          Incorporated by reference to Item 6(a) of the Delta Woodside Industries, Inc. report on Form 10-Q for the quarter ended September 30, 2000 and filed with the Securities and Exchange Commission on November 14, 2000.
10.7**    2000 Incentive  Stock Award Plan of Delta Woodside  Industries,  Inc.:
          Incorporated by reference to Exhibit 10.11 to the DWI 2000 10-K.*
10.8 Tax Sharing Agreement, dated as of June 30, 2000 by and among Delta Woodside Industries, Inc. Duck Head Apparel Company, Inc. and Delta Apparel, Inc.: Incorporated by reference to Exhibit 2.2 to the Report on Form 8-K of Delta Woodside Industries, Inc. with the date of June 30, 2000.
10.8.1    Amendment  to tax  sharing  agreement  dated  as of  August  6,  2001:
          Incorporated by reference to Exhibit 10.17.2 to the Report on Form 10-K for Delta Woodside Industres, Inc. for the fiscal year ended June 30, 2001 and filed with the Securities and Exchange Commission on September 24, 2001.

10.9** Delta Woodside Industries, Inc. 2004 Stock Plan. Effective September 25, 2003: Incorporated by reference to Exhibit 99 to the Delta Woodside Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 29, 2004 (Commission File No. 333-112308.)
10.10** Letter dated June 28, 2000 to William F. Garrett: Incorporated by reference to Exhibit 10.l4 to the DWI 2000 10-K.*
10.10.1** Resolution  of the  Compensation  Committee  of the Board of Directors
          dated February 11, 2005  respecting  Fiscal Year 2005 Incentive  Bonus
          Plan: Incorporated by reference to Exhibit 10.1.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005.
10.11** Resolution of the Board of Directors dated January 27, 2005 adopting Fiscal Year 2005 Incentive Bonus Plan: Incorporated by reference to
          Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2005.
10.11.1** Resolution  of the  Compensation  Committee  of the Board of Directors
          dated February 11, 2005  respecting  Fiscal Year 2005 Incentive  Bonus
          Plan: Incorporated by reference to Exhibit 10.1.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005.
10.12**   2005 Salary Recovery Plan.
10.13 Asset Purchase Agreement dated January 27, 2005 by and between Delta Mills Inc. and Gibbs International Inc.: Incorporated by reference to
          Exhibit 10.2 to Quarterly Report on Form 10-Q of Delta Woodside Industries, Inc. for the fiscal quarter ended January 1, 2005.
10.14     See Exhibits 4.2, 4.2.1, 4.3.1, 4.3.2, 4.3.3, 4.3.4, 4.3.5 and 4.3.6.
23        Report on Schedule by Independent Registered Public Accounting Firm
31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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



         (b)      Exhibits
                  The response to this portion of Item 15 is incorporated by reference from Item 15(a)(3) above.

         (c)      Financial Statement Schedules
                  Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               DELTA MILLS, INC.
                               (Registrant)


  September 30, 2005           By:  /s/ William F. Garrett
----------------------------   ------------------------------------------------
         Date                  William F. Garrett
                               President, Chief Executive Officer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.


/s/ E. Erwin Maddrey, II              9/30/2005        /s/ William F. Garrett                                   9/30/2005
------------------------------------- -------------    -------------------------------------------------------- -------------
E. Erwin  Maddrey,  II                Date             William F. Garrett Date
Director                                               President,  Chief Executive Officer and Director

/s/ Buck A. Mickel                    9/30/2005        /s/ William H. Hardman, Jr.                              9/30/2005
------------------------------------- -------------    -------------------------------------------------------- -------------
Buck A. Mickel                        Date             William H. Hardman, Jr.                                  Date
Director                                               Executive Vice President, Chief Financial Officer,
                                                       Secretary and Treasurer

                                                       /s/ David Palmer                                         9/30/2005
                                                       -------------------------------------------------------- -------------
                                                       David Palmer                                             Date
                                                       Controller





                                  EXHIBIT INDEX

3.1.1 Certificate of Amendment of Restated Certificate of Incorporation of Delta Mills, Inc. dated June 27, 2005.

4.2.1 Amendment No. 1 dated as of December 30, 1997 to Indenture dated as of August 25, 1997 with respect to Delta Mills, Inc.$150,000,000 Series A and Series B 9 5/8% Senior Notes due 2007, with The Bank of New York, as Trustee.

4.3.1.13 Waiver and Amendments dated September 30, 2005 to Revolving Credit and Security Agreement dated March 31, 2000 by and between GMAC Commercial Finance LLC, as lender and agent, and Delta Mills, Inc.

10.1.3** Form of Termination of Defined Compensation Arrangement Agreement between Delta Woodside Industries, Inc., Delta Mills, Inc., Delta Mills Marketing, Inc. and Employee Participants in the Deferred Compensation Plan including schedule of terms for executive officers of the Company.

10.12**   2005 Salary Recovery Plan of Delta Woodside Industries, Inc.

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

31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1 Certification of CEO Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2 Certification of CFO Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.


                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                DELTA MILLS, INC.

------------------------------------------------------------------------------------------------------------------------------------
                 COL. A                 COL. B              COL. C                                     COL. D            COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                          ADDITIONS
                                                     -----------------------------------------
                                      Balance at                                                         (2)
               DESCRIPTION            Beginning              (1)                 (2)                 Deductions       Balance at End
                                      of Period        Charged to Costs   Charged to Other            Describe          of Period
                                                         and Expenses     Accounts-Describe
------------------------------------------------------------------------------------------------------------------------------------
Deducted from asset accounts
 Allowance for Returns:

Year ended July 2, 2005                      $20,000                               $2,057,000(1)     $(1,976,000)(2)       $101,000
                                  ===================                   ======================    ==================     ===========

Year ended July 3, 2004                     $180,000                               $1,714,000(1)     $(1,874,000)(2)        $20,000
                                  ===================                   ======================    ==================     ===========

Year ended June 28, 2003                    $ 32,000                               $1,751,000(1)     $(1,603,000)(2)       $180,000
                                  ==================                    ======================    ==================     ===========






NOTES:
1) The change in the allowance for returns is charged to income as a reduction of net sales.
2) Deductions represent customer returns and allowances during the period.