Form 10-K/A
period 2005-07-02
DELTA MILLS INC
filed 2005-10-11
CIK 1046860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A


[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 2, 2005

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 333-37617

                                DELTA MILLS, INC.
          ------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

        DELAWARE                                 13-2677657
------------------------         --------------------------------------------
  (State of Incorporation)            (I.R.S. Employer Identification No.)

  700 North Woods Drive
  Fountain Inn, South Carolina                              29644
------------------------------------------------      --------------------
(Address of principal executive offices)                  (Zip code)

                                  864-255-4100
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

         Yes                        No __X___
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


                                EXPLANATORY NOTE


This amendment is being provided to amend Items 1 and 2 of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 2005. The changes to these items clarify that the facility at Pamplico, South Carolina that the Company has announced will be closed includes both the Pamplico and Cypress plants at that location, which the Company considers to be one "facility" or "plant"; therefore, after the plant closings, which were announced on August 11, 2005, are complete, the Company will have two plants remaining in operation.

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


Since 2001, Delta Mills has closed three plants and has recently announced plans to close two more, which will leave it with two operating plants once recently announced plans are completed. During fiscal year 2002, the Company announced the closing of its Furman weaving facility in Fountain Inn, South Carolina and recently completed the liquidation of the related assets. The Company announced the closing of its Catawba yarn manufacturing facility in Maiden, North Carolina in fiscal year 2003 and the closing of its Estes weaving facility in Piedmont, South Carolina in fiscal year 2005 and completed the liquidation of the related assets of both of these facilities in fiscal year 2005. In fiscal year 2005, the Company also eliminated its yarn manufacturing operations at its Beattie Plant in Fountain Inn, South Carolina and began purchasing all of its yarn from independent suppliers.

On August 11, 2005, the Company announced implementation of its comprehensive fiscal year 2006 business plan, which will result in the Company's exit from the woven synthetics business by the closure of its Pamplico/Cypress spinning and weaving facility in Pamplico, South Carolina (collectively hereinafter sometimes referred to as the "Pamplico plant" or the "Pamplico weaving facility") and its Delta #2 finishing facility located in Wallace, South Carolina. The Company expects to complete the closing of these facilities in the second quarter of fiscal year 2006 as production requirements dictate.


When the Company completes the plant closings under its 2006 business plan, its business will consist of (1) the manufacture and sale of cotton and cotton/synthetic blend fabrics to apparel manufacturers and resellers, which in turn sell primarily to department stores and other retailers, and (2) the manufacture and sale of camouflage print fabrics primarily to apparel manufacturers that contract with the US Government to fulfill its requirements for military uniforms.

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

Sales and Marketing

The Company has focused its marketing efforts in its commercial business on building close relationships with major apparel companies that have broad distribution channels and that the Company believes have positioned themselves for long-term growth. The Company has focused its marketing efforts in its government business on military uniform awards issued to garment manufacturers and discussions with the appropriate government procurement agencies and major garment manufacturers in order to stay abreast of the most current information and requirements with respect to government funding, uniform fabric requirements and sourcing needs. The Company sells its fabrics primarily to numerous apparel manufacturers and apparel resellers and their subcontractors. These manufacturers and resellers include Levi Strauss or its subcontractors, Haggar Corp., the Wrangler (R) and Lee(R) divisions of V.F. Corporation, and Liz Claiborne, Inc. and private label apparel manufacturers for J.C. Penney Company, Inc., Sears, Roebuck & Co., Wal Mart Stores, Inc. and other retailers. The Company believes that it is a leading producer of cotton pants-weight woven fabric used in the manufacture of casual slacks such as Levi Strauss' Dockers(R) and Haggar Corp.'s Wrinkle-free(R). Other apparel items manufactured with the Company's fabrics include women's chino pants, and career apparel (uniforms). The Company also sells camouflage fabric and other fabrics to apparel manufacturers for their use in manufacturing apparel for the United States

Department of Defense. We refer to this as our "government business" (however, Delta Mills itself has no direct contracts with the Department of Defense and, therefore, our government business is not subject to renegotiation of profits). The Company sells its fabrics through Delta Mills Marketing Inc., a wholly owned subsidiary with a marketing office based in New York City (which serves the United States, Canadian and Mexican markets), with sales agents also operating in Atlanta, Dallas, San Francisco. During fiscal year 2006, the Company plans to acquire sales representation in the Caribbean basin.

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

                                                                               Approximate
                                                                                 Square
Location                                              Utilization                Footage      Owned/Leased
                                                      -----------                -------      ------------


Greenville, SC                                      Vacant                         17,400     Leased (1)
New York, NY                                        Sales Offices                   9,100     Leased (2)
Beattie Plant, Fountain Inn, SC                     Weaving and Corporate         390,000     FILOT
                                                    and Administrative
                                                    Offices
Delta 3 Plant, Wallace, SC                          Dyeing and Finishing          555,000     FILOT
Pamplico/Cypress Plant, Pamplico, SC (3)            Spinning and Weaving          419,000     FILOT
Delta 2 Plant, Wallace, SC (3)                      Dyeing and Finishing          347,000     FILOT


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


On August 11, 2005, the Company announced implementation of a comprehensive fiscal year 2006 Business Plan (the "2006 Plan"). The plan includes the Company's exit from the synthetics business, including closure of the two plants dedicated to the synthetics product lines: the Pamplico/Cypress spinning and weaving facility in Pamplico, SC and the Delta #2 finishing facility located in Wallace, SC. The Company expects to complete the closing of these facilities in the second quarter of fiscal year 2006 as production requirements dictate.


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


                                             DELTA MILLS, INC.
                                               (Registrant)


          October 5, 2005                    By:  /s/ William F. Garrett
----------------------------------           ---------------------------------
             Date                             William F. Garrett
                                              President, Chief Executive Officer
                                              and Director

                                  EXHIBIT INDEX

31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1 Certification of CEO Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2 Certification of CFO Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.