Form 10-Q
period 2005-12-31
DELTA MILLS INC
filed 2006-02-14
CIK 1046860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ .
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value – 100 shares as of February 14, 2006.

DELTA MILLS, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Delta Mills, Inc.
(In Thousands, Except Share Data)

	December 31, 2005	July 2, 2005
ASSETS
CURRENT ASSETS
Cash	$501	$282
Accounts receivable:
Factor	32,714	37,039
Less allowances for returns	152	101

	32,562	36,938

Inventories
Finished goods	5,581	10,004
Work in process	14,877	19,507
Raw materials and supplies	4,840	5,797

	25,298	35,308

Deferred income taxes	586	1,159
Other assets	1,816	1,357

TOTAL CURRENT ASSETS	60,763	75,044

ASSETS HELD FOR SALE	2,487	1,900

PROPERTY, PLANT AND EQUIPMENT, at cost	87,115	128,830
Less accumulated depreciation	51,397	87,969

	35,718	40,861

DEFERRED LOAN COSTS AND OTHER ASSETS	182	237

	$99,150	$118,042

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Trade accounts payable	$6,604	$8,349
Revolving credit facility	23,735	28,444
Accrued income taxes payable	13,695	13,695
Payable to affiliates	3,780	3,780
Accrued employee compensation	360	4,937
Accrued restructuring	3,266	1,054
Accrued and sundry liabilities	5,230	4,815

TOTAL CURRENT LIABILITIES	56,670	65,074
LONG-TERM DEBT	30,941	30,941
NON-CURRENT DEFERRED INCOME TAXES	586	1,159

TOTAL LIABILITIES	88,197	97,174
SHAREHOLDER’S EQUITY
Common Stock — par value $0.01 a share — authorized 3,000 shares, issued and outstanding 100 shares Additional paid-in capital	51,792	51,792
Accumulated deficit	(40,839)	(30,924)

TOTAL SHAREHOLDER’S EQUITY	10,953	20,868

COMMITMENTS AND CONTINGENCIES

	$99,150	$118,042

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Delta Mills, Inc.
(In Thousands)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005
Net sales	$36,763	$39,310	$67,534	$74,750

Cost of goods sold	36,607	40,735	67,658	75,866

GROSS PROFIT (LOSS)	156	(1,425)	(124)	(1,116)

Selling, general and administrative expenses	2,063	2,608	4,159	5,328
Impairment and restructuring expenses	—	7,350	2,828	7,350
Other operating income	76	25	138	61

OPERATING LOSS	(1,831)	(11,358)	(6,973)	(13,733)

Interest expense	(1,468)	(1,265)	(2,942)	(2,556)

LOSS BEFORE INCOME TAXES	(3,299)	(12,623)	(9,915)	(16,289)
Income tax benefit	—	(2,399)	—	(3,743)

NET LOSS	$(3,299)	$(10,224)	$(9,915)	$(12,546)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Delta Mills, Inc.
(In Thousands)

	Six Months Ended	Six Months Ended
	December 31, 2005	January 1, 2005
OPERATING ACTIVITIES
Net loss	$(9,915)	$(12,546)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,428	4,381
Amortization	55	55
Impairment and restructuring expenses	2,828	7,350
Change in deferred income taxes	—	(3,737)
Gains on disposition of property and equipment	(26)	—
Deferred compensation	(4,239)	(258)
Changes in operating assets and liabilities	11,642	2,568

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,773	(2,187)

INVESTING ACTIVITIES
Property, plant and equipment:
Purchases	(547)	(221)
Proceeds of dispositions	2,702	—

NET CASH USED IN (PROVIDED BY) INVESTING ACTIVITIES	2,155	(221)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit	69,680	80,075
Repayments on revolving lines of credit	(74,389)	(77,384)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,709)	2,691

INCREASE IN CASH	219	283

Cash beginning of period	282	585

CASH AT END OF PERIOD	$501	$868

See notes to condensed consolidated financial statements.

DELTA MILLS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A—BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Delta Mills, Inc. and subsidiaries (“the Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended July 2, 2005. The Company is a wholly-owned subsidiary of Delta Woodside Industries, Inc. (“Delta Woodside”).
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
Summarized financial information for the Guarantor is as follows (in thousands):

	December 31, 2005	July 2, 2005
Current assets	$216	$105
Non-current assets	1,975	—
Current liabilities	4,257	2,128
Non-current liabilities	—	434
Stockholder’s deficit	(2,066)	(2,457)
     Summarized results of operations for the Guarantor are as follows (in thousands):

	Three Months Ended
	December 31, 2005	January 1, 2005
Net sales – Intercompany commissions	$1,529	$1,678
Cost and expenses	1,137	1,737
Net income (loss)	392	(59)

NOTE C — LIQUIDITY, REVOLVING CREDIT FACILITY AND LONG-TERM DEBT
LIQUIDITY: Our consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. Management believes that, with the Company’s entry into the August 2005 and September 2005 amendments to the GMAC revolving credit agreement and based on projections of what management considers to be the most probable outcomes of future uncertainties, the cash flows generated by the Company’s operations and funds available under the Company’s credit facility should be sufficient to service its debt, to satisfy its day-to-day working capital needs and to fund its planned capital expenditures for the next twelve months. This belief by management is dependent on the validity of several assumptions that underpin the Company’s internal forecasts. These assumptions include:
1.	Government business:
•	revenues remaining at the fiscal year 2005 level for fiscal year 2006 and beyond

•	minimum disruption from the problems associated with the transition to the new uniform as discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Management Overview and Company Outlook — Our Government Business”

•	U.S. government funding for military uniforms is not materially delayed or decreased as a result of delays in the budgeting process or the costs of recovering from recent hurricanes and other demands on government resources

•	a moderation in the rate of increase in energy and chemical costs

•	continued credit approval of the government business’s customer base by our factor GMAC;
2.	Commercial cotton business:
•	maintaining fiscal year 2005 revenue levels in fiscal year 2006 and beyond

•	improved margins based on the continuation of current trends in sales prices and raw material costs

•	a moderation in the rate of increase in energy and chemical costs

•	continued credit approval of the commercial cotton business’s customer base by our factor GMAC
3.	Exit of the synthetics business:
•	the collection of substantially all of the associated accounts receivable
4.	Payment terms required by our principal vendors and suppliers do not become materially more stringent.
The Company has suffered recurring losses from operations and there can be no assurance that the Company’s actual results will match its internal forecasts of the most probable outcomes. Adverse effects from the risks described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management Overview and Company Outlook—In Conclusion” or other unforeseen events or risks could cause future circumstances to differ significantly from these forecasts. These adverse changes in circumstances could cause the Company’s needs for cash to exceed the availability of credit under the Company’s revolving credit agreement. In addition, because the fiscal year 2006 quarterly trailing twelve month EBITDA covenants in our GMAC revolving credit agreement provide minimal tolerance for any shortfall in operating results, we may be required to seek additional waivers or amendments to our GMAC revolving credit agreement if our operating results do not improve as we anticipate. GMAC has consistently granted waivers or amendments in the past to address our financial difficulties, and the bulk of its collateral is accounts receivable, so we believe that GMAC is well-collateralized. However, we cannot guarantee that we would be able to obtain any necessary waivers or amendments in the future. If we become unable to borrow under our revolving credit facility because of insufficient availability or an unwaived default, our ability to continue operations, service our debt, satisfy our working capital needs and fund our planned capital expenditures would likely be in substantial doubt.
LONG-TERM DEBT AND REVOLVING CREDIT FACILITY: On August 25, 1997, the Company issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At December 31, 2005, the outstanding balance of the notes was $30,941,000, unchanged from the balance at July 2, 2005.
The Company has a revolving credit facility with GMAC with a term lasting until March 2007. Borrowings under this credit facility are limited to the lesser of (i) $38.0 million less the aggregate amount of undrawn outstanding letters of credit or (ii) a “formula amount” equal to (A) 90% of eligible accounts receivable plus 50% of eligible inventories of the Company minus (B) the sum of $7.0 million plus the aggregate amount of undrawn outstanding letters of credit plus certain reserves. Through February 2006, the formula amount is increased by a $3.0 million “supplemental amount” as described more fully in the first bullet point below. The facility is secured by the accounts receivable, inventories and capital stock of the Company. The average interest rate on the credit facility was 9.385% at December 31, 2005 and is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $23.7 million and $28.4 million as of December 31, 2005 and July 2, 2005, respectively. As of December 31, 2005, the revolver availability was approximately $9.9 million including the $3.0 million supplemental amount, net of the $7 million availability reduction established by the credit facility, and the aggregate amount of undrawn letters of credit was approximately $1.3 million. As of December 31, 2005, Delta Mills was in compliance with the credit facility’s covenants, as previously amended.
The GMAC credit facility has a financial covenant that requires the Company to achieve specified minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization) measured at each fiscal quarter end for the four quarters then ended. During the fiscal quarter ended October 1, 2005, the credit facility was amended, and the Company received waivers, as described below.
•	On August 9, 2005, the Company entered into a waiver and amendment that (i) waived the Company’s noncompliance with the minimum EBITDA covenant for the fourth quarter ended July 2, 2005, (ii) allowed for the payout of deferred compensation plan participant account balances, (iii) set required minimum EBITDA levels for each quarter of fiscal year 2006, (iv) provided that it will be an event of default if Delta Mills and GMAC do not enter into a written amendment establishing required EBITDA levels for the remainder of the term of the credit facility, (v) provided for a $3.0 million supplement to the allowed asset-based availability that is available through February of 2006 (the Company will owe a $30,000 fee for any calendar month in which the Company uses, on more than three days, all or part of this supplemental amount) and (vi) increased the applicable margin on Eurodollar loans from 3% to 4%.

•	On September 30, 2005, the Company entered into a further waiver and amendment to its revolving credit agreement with GMAC. The credit facility amendment included a waiver with respect to the Company’s requirement to provide financial statements for the fiscal year ended July 2, 2005 reported on without qualification by the Company’s independent registered public accounting firm, set new required minimum EBITDA levels for each quarter of fiscal year 2006 and increased the applicable margin on Eurodollar loans from 4% to 5% and the applicable margin on prime rate loans from 0.75% to 2.75%. GMAC also required an appraisal of the Company’s inventory within 45 days, which has been provided.
The Company’s credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to the Company’s stock is permitted if there is no event of default and there is at least $1 of availability under the facility. The indenture pertaining to the Company’s 9.625% Senior Notes also contains restrictive covenants that restrict additional indebtedness, dividends, and investments by the Company and its subsidiaries. The payment of dividends with respect to the Company’s stock is permitted if there is no event of default under the indenture and after payment of the dividend, the Company could incur at least $1 of additional indebtedness under a fixed charge coverage ratio test. Dividends are also capped based on cumulative net income and proceeds from the issuance of securities and liquidation of certain investments. The Company may loan funds to Delta Woodside subject to compliance with the same conditions. At December 31, 2005, the Company was prohibited by these covenants from paying dividends and making loans to Delta Woodside. During the fiscal year ended July 2, 2005 and the six month period ended December 31, 2005, the Company did not pay any dividends to Delta Woodside.
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
A summary of the Delta Woodside’s stock option status and activity is presented below:

		Weighted
		Average
	Shares	Price
Outstanding at July 2, 2005	331,409	$6.75

Granted		N/A

Exercised		N/A

Forfeited	(7,500)	$6.75

Outstanding at December 31, 2005	323,909	$6.75

Option price range — December 31, 2005		$6.75

Option price range — Exercised Shares		N/A

Options available for grant — December 31, 2005		92,841

Options Exercisable — December 31, 2005		323,909

Weighted average fair value — Options Granted		N/A
All outstanding options granted under this plan were fully vested as of June 30, 2003 and no compensation expense was recognized by the Company in either of the three or six month periods ended December 31, 2005 or January 1, 2005. Adoption of SFAS 123R had no impact on compensation expense recorded relative to this plan.
INCENTIVE STOCK PLAN
Delta Woodside’s Incentive Stock Award Plan (the “Plan”), was approved by the Delta Woodside shareholders in fiscal year 2001. The Plan gives Delta Woodside the right to grant awards for up to 166,750 shares of Common Stock to employees. Awards were granted during 2001 to purchase up to 166,667 shares. No compensation expense was recognized by the Company in either of the three month or six month periods ended December 31,

2005 or January 1, 2005. At December 31, 2005, there were no grants outstanding under the Incentive Stock Award Plan, and shares available for grant were 7,417. Adoption of SFAS 123R had no impact on compensation expense recorded relative to this plan.
2004 STOCK PLAN
Delta Woodside’s 2004 Stock Plan permits Delta Woodside to grant restricted stock awards and phantom stock awards for up to an aggregate maximum of 240,000 shares of the Company’s common stock. Delta Woodside granted awards of 135,000 shares of restricted stock and 90,000 shares of phantom stock awards during December of 2003.
All awards granted are subject to vesting conditions, including conditions based on continued employment with the Company (fifty percent of the awards) and performance-based conditions (fifty percent of the awards). With respect to any grant, one third of the shares subject to vesting based on continued employment vested or will vest on the last day of each of fiscal years 2004, 2005 and 2006. Compensation expense for restricted stock awards based on continued employment is based on grant date market price and is recognized over the vesting period. Compensation expense for phantom stock awards based on continued employment is based on the stock price at the end of the reporting period and is recognized over the vesting period. The shares subject to vesting based on performance would have vested or will vest if certain targets were or are attained for net income and return on assets in each of fiscal years 2004, 2005 and 2006. Compensation expense for awards based on continued employment for the three month period ended January 1, 2005 and the three month period ended December 31, 2005 was $16,000 and $6,000, respectively. Compensation expense for awards based on continued employment for the six month period ended January 1, 2005 and the six month period ended December 31, 2005 was $33,000 and $14,000, respectively. Compensation expense for stock awards based on performance is based on the Company’s projections of likely attainment of the performance criteria and stock price at the end of its reporting period and is recognized over the vesting period. No compensation expense for awards based on performance was recognized in either the three or six month period ended January 1, 2005 or the three or six month period ended December 31, 2005. A participant in the plan may not transfer shares issued under the plan prior to the fifth anniversary of the date the shares first vested. To the extent that an award is forfeited, any shares subject to the forfeited portion of the award will again become available for issuance under the Stock Plan. At December 31, 2005, 52,166 shares were available for grant. Adoption of SFAS 123R had no impact on compensation expense recorded relative to this plan.
A summary of Delta Woodside’s 2004 Stock Plan status and activity is presented below:

		Service Shares		Performance Shares
	Total	Stock	Phantom	Stock	Phantom
	Shares	Awards	Awards	Awards	Awards

Outstanding at July 2, 2005	58,827	17,650	11,767	17,646	11,764

Granted	—	—	—	—	—

Exercised	—	—	—	—	—

Forfeited	3,334	1,000	667	1,000	667

Outstanding at December 31, 2005	55,493	16,650	11,100	16,646	11,097

As of December 31, 2005, there was approximately $14,000 of total unrecognized compensation cost related to non-vested awards under the 2004 Stock Plan. This cost is expected to be recognized over the remainder of fiscal year 2006.
Prior to adopting SFAS 123R, the Company applied the intrinsic value-based method of accounting for its stock compensation, in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Under this method, compensation expense was recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. The Company has applied the modified prospective method in its adoption of SFAS 123R. Accordingly, periods prior to adoption have not been restated. If the Company had determined compensation expense at fair value, as under SFAS 123R, the Company’s net loss for the second quarter and first six months of fiscal year 2005 would have been as follows:

	Three Months	Six Months
	Ended	Ended
	1/1/2005	1/1/2005
(In thousands)
Net loss, as reported	$(10,224)	$(12,546)

Add stock-based employee compensation expense included in reported net loss, net of tax	16	33

Less total stock-based compensation expense determined under fair value based method, net of related tax effects	(16)	(33)

Pro forma net loss	$(10,224)	$(12,546)

NOTE E CONTINGENCIES
During 1998, Delta Woodside received notices from the State of North Carolina asserting deficiencies in state corporate income and franchise taxes for the 1994 — 1997 tax years of a corporation that was a wholly-owned subsidiary of Delta Woodside and merged into Delta Woodside in 2000. The total assessment proposed by the State amounted to $1.5 million, which included interest and penalties at that time. The assessment was delayed pending an administrative review of the case by the State. In November 2002, the State proposed a settlement in which Delta Woodside would have paid approximately 90% of the assessed amount plus a portion of certain penalties for the prior subsidiary’s tax years 1994 — 2000. Delta Woodside declined to settle on that basis. In January, 2005, the North Carolina Department of Revenue (the Department) notified Delta Woodside that the North Carolina Court of Appeals unanimously upheld the Department’s assessment of corporate income and franchise tax against A&F Trademark and eight other holding company subsidiaries of the Limited Stores, Inc. (the “Limited Stores Case”), ruling that the trademark holding companies were doing business in the state of North Carolina for corporate income tax purposes. As a result of the Limited Stores Case ruling, the Department established a temporary Voluntary Compliance Program (the “Program”) pursuant to which Delta Woodside could pay the assessment amount for the prior subsidiary’s 1994 — 1997 tax years plus interest for a total of approximately $1.4 million. Under the Program, the Department would waive all penalties provided that Delta Woodside paid the tax and interest and waived all rights to a refund. Delta Woodside decided not to participate in the Program. The North Carolina Supreme Court has upheld the Department’s position in the Limited Stores Case, and the U.S. Supreme Court has declined to review the decision. The Department has informed Delta Woodside that it must either pay the original assessment in full (plus interest) or continue its appeal in an administrative tax hearing before the North Carolina Secretary of Revenue. Delta Woodside has determined to continue with its appeal and is contesting portions of the assessments. Delta Woodside believes that, as of December 31, 2005, the maximum amount that the Department could seek to collect from Delta Woodside for the prior subsidiary’s tax years 1994—2000 is approximately $2.4 million. Delta Woodside considers all exposures in determining probable amounts of payment and has determined that any likely settlement will not exceed established reserves. However, Delta Woodside Industries, Inc. is the corporate entity that is subject to the Department’s assessment, and the amount assessed by the Department exceeds the liquid assets of that corporate entity. Delta Mills, Inc. (which is Delta Woodside Industries, Inc.’s wholly-owned subsidiary that conducts the Company’s business) is subject to restrictions imposed by its revolving credit agreement and its Senior Notes indenture and by other limitations on its ability to transfer cash to Delta Woodside Industries, Inc. The ultimate resolution of this matter is uncertain.
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
On August 8, 2005, the Boards of Delta Woodside and the Company approved termination of the deferred compensation plan and payout of participant plan balances (approximately $3.4 million in the aggregate at August 8, 2005). The termination of the deferred compensation plan by the Boards(with Messrs. W.F. Garrett and J.P. Danahy abstaining) followed the recommendation of the Delta Woodside Board’s Compensation Committee. By terminating the deferred compensation plan and paying the respective account balances to each participant, the Company expects to retain certain of its key managers who are essential to the future of the Company. The Compensation Committee and the Board decided to terminate the deferred compensation plan as a measure to retain key employees who, in light of the general difficulties in the textile industry, had expressed a desire to diversify their retirement assets. Since fiscal year 2004, certain employees who voluntarily terminated their employment with the Company stated that a primary reason for their departure was that the deferred compensation plan had not been earlier terminated, which early termination would have allowed them to receive their deferred compensation accounts without leaving the Company’s employ. The Company conditioned termination of the deferred compensation plan with respect to any employee participant on the agreement of that participant to remain an employee for a specified period (eighteen months in the case of the executive officers and certain other employees). By August 29, 2005, all employee participants entered into such agreements and received distributions of their account balances, which completed the termination of the plan. As a result of the termination of the deferred compensation plan and distribution in connection with employment termination of approximately $700,000 to one employee who resigned his employment after the end of fiscal year 2005 but before the board decided to terminate the plan, approximately $4.2 million, which represented the aggregate participant plan balances, is classified on the consolidated balance sheet at July 2, 2005 as accrued employee compensation in current liabilities. $4.2 million of deferred compensation payments were made during the first fiscal quarter of 2006. Accordingly, at December 31, 2005, no liability for deferred compensation remained on the Company’s consolidated balance sheet.
NOTE G — IMPAIRMENT AND RESTRUCTURING CHARGES
2006 Business Plan
On August 8, 2005, the Company’s Board of Directors approved the implementation of a comprehensive fiscal year 2006 Business Plan (the “2006 Plan”). The plan was announced on August 11, 2005 and included the Company’s exit from the synthetics business. During the second quarter of fiscal year 2006, the Company closed the two plants dedicated to the synthetics product lines: The Pamplico weaving facility in Pamplico, SC and the Delta #2 finishing facility located in Wallace, SC. The closings affected approximately 365 employees company-wide. The Company recorded asset impairment charges of $4,727,000, on a pretax basis, associated with its 2006 Plan in the fourth quarter of fiscal year 2005. In addition, the Company recorded in cost of goods sold in the fourth quarter of fiscal year 2005 a charge of $717,000 for the write-down of certain supply inventories associated with the impaired assets.
Asset Impairment
In the fourth quarter of fiscal year 2005, the Company recorded a $4,727,000 non-cash asset impairment charge to write down assets to be disposed of, including real estate and machinery, to their estimated fair value of $3,260,000. The impaired assets did not initially meet the criteria under SFAS No. 144 to be classified as assets held for sale and are classified as held for use in the consolidated financial statements as of July 2, 2005. Subsequently, the impaired assets met the criteria and are classified as held for sale at December 31, 2005. The valuation of these assets was derived from management’s estimates based on recent experience selling similar assets in connection with the 2005 Realignment Plan. During the quarter ended December 31, 2005, the Company entered into sales agreements with values totaling $2.7 million covering a portion of the impaired assets. During the quarter ended December 31, 2005, the Company closed on a portion of these sales agreements and received net proceeds of approximately $775,000. Subsequent to December 31, 2005, the Company closed on additional sales agreements and received additional proceeds of approximately $1.9 million. Based on the value of the sales agreements and management’s current estimates of the value of the assets not covered by sales agreements, management believes that the estimated fair value of the impaired assets is at least equal to the December 31, 2005 carrying value of $2,487,000.
Restructuring
In the three months ended October 1, 2005, the Company recorded pre-tax cash restructuring charges of $2,828,000, which are primarily severance and benefit costs for the approximately 365 employees affected by closing of the synthetics business. Also included in restructuring charges is a $100,000 liability associated with the termination of Fee in Lieu of Taxes (“FILOT”) arrangement for the Pamplico and Delta 2 plants. These expenses are expected to be paid through June 2007.

	Employee
	Termination	Other
	Costs	Expenses	Total
Restructuring liability at July 2, 2005	$993,000	$61,000	$1,054,000

Restructuring charge recognized during the quarter ended October 1, 2005	2,728,000	100,000	2,828,000

Less payments made during the quarter ended October 1, 2005	263,000	9,000	272,000

Less payments made during the quarter ended December 31, 2005	288,000	56,000	344,000

Restructuring liability at December 31, 2005	$3,170,000	$96,000	$3,266,000

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
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”). FIN 47 clarifies the term “conditional” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Interpretation refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement is conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005 and is not expected to have any material impact on the consolidated financial statements of the Company.

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
The forward-looking statements in this document are based on the Company’s expectations and are necessarily dependent upon assumptions, estimates and data that the Company believes are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks and uncertainties listed below under “—Management Overview and Company Outlook — In Conclusion.”
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
Management Overview and Company Outlook
The Current Environment.
With respect to our commercial products, the current environment for the domestic textile industry has not changed dramatically over the last quarter. The industry still suffers from overcapacity in the U. S. and the continued threat of imports.
The WTO phased out textile and apparel quotas as of the end of calendar year 2004 and imports of textile and apparel products, primarily from China, surged in many categories in calendar year 2005. In November 2005, the United States and China announced a comprehensive agreement to limit U.S. imports of Chinese textile and apparel products in thirty-four sensitive categories through the end of 2008. The growth rates for textile products were set at 12.5% in 2006 and 2007 and 16% in 2008. While this is a positive step, it did little or nothing to stop the flow of textile fabric from China to other countries where garments are manufactured and imported to the U.S.

In the Western Hemisphere, the Dominican Republic — Central American U.S. Free Trade Agreement (DR-CAFTA) was signed into law in August of 2005. DR-CAFTA provides that apparel can be imported into the U. S. duty-free from any DR-CAFTA country if the yarns and fabric are made in one or more of the participating countries (Guatemala, El Salvador, Honduras, Costa Rica, The Dominican Republic, Nicaragua and the United States). To date, all of the signatory countries with the exception of Costa Rica have ratified DR-CAFTA but none of the signatory countries has enacted the agreement into law. While DR-CAFTA has the potential of increasing import pressure on our products, we do not anticipate that it will have any significant impact on our business in the foreseeable future.
Because of overcapacity in the U. S., coupled with the continued threat of imported fabric, our commercial products remain under severe volume and price pressure with little hope of any improvement in the foreseeable future.
With respect to our government business, we continue to benefit from the Berry Amendment that requires the U. S. Defense Department (DOD) to buy certain products —judged essential to our military readiness- with 100% U. S. content and labor. Recent legislation strengthened the Berry Amendment by adding provisions regarding the notification process of waivers to the Berry Amendment and training directives for the defense acquisition workforce.
Synthetics Business.
During fiscal year 2005 and into fiscal year 2006, our synthetics business continued to suffer from imports, rising costs and declining sales prices. Because of these negative factors, we were unable to continue to justify the losses and corresponding working capital requirements associated with this business. Therefore, in August 2005, we announced our decision to exit this business in fiscal year 2006. As of the second quarter ended December 31, 2005, we completed all customer order requirements, completed the production run-out and closed both the Pamplico weaving facility and the Delta #2 finishing facility. The exit of the Synthetics business and the shutdown of these two production facilities was orderly and according to plan. Of the projected $3.2 million in proceeds from asset sales, $2.7 million has been received ($.8 million in the second quarter and $1.9 million in January of 2006). Based on current market interest, we expect to exceed our projected asset sales proceeds and have all of the remaining assets sold by July 1, 2006. As a result of this initiative, we estimate our working capital requirements to be reduced by approximately $10 million by the end of fiscal year 2006. With this initiative substantially complete, we are now totally focused on our two strongest businesses: government and cotton twill (khaki). See Note G to the condensed consolidated financial statements.
Our Cotton Business.
Our cotton business consists of two basic product lines: government and commercial cotton twill (khaki). The products for our khaki business and the products for our government business are both finished in the Delta #3 finishing facility using fabric woven in the Beattie weaving facility or acquired from outside sources. We sell our commercial fabrics to apparel manufacturers and resellers, which in turn sell primarily to branded apparel manufacturers, department stores and other retailers. We sell most of our government fabrics to apparel manufacturers that contract with the US Government to fulfill its requirements for military uniforms. Generally, our margins in the government business are greater than those in the khaki business. Because these two lines of product share common manufacturing equipment, manufacturing support services and administrative support services, we view our government and commercial cotton businesses as one business segment. The aggregate level of production for the two product lines combined influences the profitability of each line.
The level of both our government and our khaki businesses with many of our customers is dependent in part on their ability to obtain credit approval from our factor, GMAC. This requirement from time to time causes disruption in our order flow.

Our Commercial Cotton (Khaki) Business.
We have not seen any dramatic change in our Khaki business since the first quarter of fiscal year 2006. Year over year, our net sales and margins have improved reflecting the improvement in demand that surfaced in the last half of fiscal year 2005 coupled with the improved costs structure as a result of our 2005 realignment plan initiatives. This current activity level indicates that this business is stabilizing in fiscal year 2006 at the fiscal year 2005 level. Even though this product category continues to be negatively affected by domestic overcapacity coupled with the increase in imports, especially from Asia, we believe that our customer base will continue to source some of their fabric requirements from the U.S., particularly for their replenishment programs, and we expect to continue to benefit as a major supplier. Our ability to provide quick response to customer needs and the logistical advantage associated with our manufacturing and marketing being located in North America are advantages that we will focus on to maintain our market share. Quality and timely delivery are critical elements to these success factors.
On September 2, 2005, one of our major customers, Haggar Corporation announced that it would be acquired by a partnership of private equity firms Infinity Associates LLC, Perseus LLC and Symphony Holding Ltd. The transaction was completed during the fourth calendar quarter. We do not expect this transaction to adversely affect our commercial cotton business.
Our Government Business.
Our government business is not import sensitive since current federal government policy requires U.S. sourcing of military fabrics and prohibits the use of fabric imports in the manufacture of military apparel. However, there have been other circumstances that continue to adversely impact an orderly flow of this business.
In our fiscal year 2005 annual report, we stated that the transition to the new uniform has created disruption in the order flow and the timing of our government sales. The circumstances causing this disruption have improved but have not been completely resolved. The current situation is as follows:
1.	The transition to the new uniform has been problematic for all of our garment-manufacturing customers, causing some volatility in the order flow. The rate of production continues to improve but has not reached optimum levels.

2.	Our government business is significantly affected by the timing and amount of federal budget allocations to the procurement of military uniforms. Proposed allocations for the U.S. Government’s fiscal year beginning October 1, 2005 were consistent with our expectations and support our estimate that our government sales in fiscal year 2006 will remain near the same high level as in fiscal year 2005, which were near historic levels. The timing for funding to move through the supply chain is uncertain; however, production and sales rates substantially improved in our second fiscal quarter as compared to the first fiscal quarter.

3.	Funding shortages and the problems encountered by the garment manufacturers in fiscal year 2005 disrupted the government’s planned transition from the old battle dress uniform to the new one. Consequently, the government placed a stop work order on the old battle dress uniform in order to maintain manageable inventory levels. The government accepted responsibility for the stop work order and negotiated settlements with the various garment manufacturers with respect to their inventory and the inventory of their fabric suppliers. As a result of this settlement process, as of October 1, 2005, all of our finished fabric associated with the stop work order was sold to the appropriate garment manufacturer and we do not anticipate any further impact from the stop work order.
Because some disruption still exists due to the circumstances described above, our total second quarter sales were negatively affected by the shortfall in government sales when compared to the same quarter last year; however, we did see significant improvement in the second quarter. The current outlook continues to be favorable for this business. However, there can be no assurance that this will occur.

Second Quarter Fiscal Year 2006.
Sales for the quarter were $36.8 million and we reported an operating loss of $1.9 million, which included approximately $800,000 included in cost of sales associated with the closing of the synthetics plants. Even though sales were down $2.5 million over the same quarter last year, we saw improvement in our operations as a result of the 2005 realignment plan costs reductions. Somewhat offsetting these gains were substantial increases in energy costs as well as increases in raw material costs including certain chemicals used in dyeing and finishing.
The results for the quarter were within the financial covenants of our revolving credit facility with GMAC. The results of the quarter also allowed us to maintain adequate availability on our revolving credit facility and meet all financial obligations.
There are currently three major factors negatively impacting operating performance. They are:
1.	Unabsorbed fixed manufacturing costs associated with running our plants at less than full capacity.

2.	Substantial energy costs increases especially in the costs of natural gas used in our finishing operation.

3.	Depressed prices for our commercial cotton products due to domestic overcapacity and imports.
We have seen some moderation in energy costs in recent weeks. However, energy costs are still substantially higher than last fiscal year and our commercial pricing and operating schedules remain under pressure for the foreseeable future.
Strategic Planning
Over the next two years we face two dates that are critical to the future of the Company.
1.	In March of 2007 our revolving credit facility with GMAC matures.

2.	In August of 2007 our Senior Notes mature.
At December 31, 2005, the balance due for the Senior Notes was $30,941,000 and the balance due on the credit facility with GMAC was $23,735,000 for a total debt of $54.7 million. We are currently reviewing our strategic alternatives with respect to this debt structure. See also the discussion below under “Liquidity and Sources of Capital”.
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

GMAC Amendment.
On August 9, 2005, the Company entered into a waiver and amendment to its revolving credit agreement with GMAC Commercial Finance LLC. The credit facility amendment included a waiver with respect to the Company’s noncompliance with the minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) covenant for the fourth quarter ended July 2, 2005, allowed for the payment of the deferred compensation participant account balances as described above, set required minimum EBITDA levels for each quarter of fiscal year 2006 and provided that it will be an event of default if the Company and GMAC do not enter into a written amendment setting EBITDA requirements for the remainder of the term of the credit facility. The amendment also provided for a $3.0 million supplement to the allowed asset-based availability. The supplement is available through February of 2006, and the Company will owe a $30,000 fee for any calendar month in which the Company uses, on more than three days, all or part of this supplemental amount. The amendment also increased the applicable margin on Eurodollar loans from 3% to 4%.
On September 30, 2005, the Company entered into a further waiver and amendment to its revolving credit agreement with GMAC. The credit facility amendment included a waiver with respect to the Company’s requirement to provide financial statements for the fiscal year ended July 2, 2005 reported on without qualification by the Company’s independent registered public accounting firm, set new required minimum EBITDA levels for each quarter of fiscal year 2006 and increased the applicable margin on Eurodollar loans from 4% to 5% and the applicable margin on prime rate loans from 0.75% to 2.75%. GMAC required an appraisal of the Company’s inventory within 45 days, which has been provided. At the end of the first quarter of fiscal year 2006, we were in compliance with the minimum EBITDA level required by the September 30, 2005 amendment.
In Conclusion.
Our industry continues to operate in a fragile environment and there is no assurance that all of our operating problems are behind us; however, with our exit from the synthetics business and anticipated continued demand in the government and commercial cotton (khaki) business we believe that we have positioned the Company for an improved future.
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
We recognize the risks that continue to threaten the success of our future plans, which include, but are not limited to, the following:
•	As discussed in Note C to our consolidated financial statements in Item 1 above, the Company has suffered recurring losses from operations and has uncertainties with regard to its ability to operate within the availability established by its revolving credit facility.

•	Delays or reductions in federal government funding for the purchase of military fabrics could reduce the running schedules, and hence the profitability, of our government business.

•	If the federal government were to change its policy respecting U.S. sourcing requirements for military fabrics and permit sourcing from foreign competitors with lower production costs, our government business would be materially adversely affected.

•	Due in part to the United States’ military involvement in Iraq and Afghanistan and the transition to a new military uniform, our government business is at near historic high levels. It is unlikely that this situation will continue indefinitely.

•	Changes in the retail demand for khaki products could reduce our apparel manufacturer customers’ demand for our commercial cotton products.

•	The continuation — or exacerbation — of adverse competitive conditions in the apparel and textile industries, particularly, but not limited to, continued pressure from imports, primarily from China, and the high level of overcapacity in the domestic textile industry, could prevent us from returning to profitability.

•	Continued high energy costs and the associated effect on the U.S. economy reduce the profitability of our business by increasing our production costs and reducing retail demand for the apparel products of our commercial customers and therefore the demand for our commercial cotton products.

•	Material increases in the costs of yarn and greige fabric could adversely affect our business.

•	Because we compete with foreign textile companies, increases in the strength of the U.S. dollar against the currencies of our foreign competitors (which reduce the price for their goods compared to ours) would generally impair our competitive position.

•	Changes in U.S. and international trade regulations, including without limitation the end of quotas on textile and apparel products among WTO member states in January 2005, have had a significant adverse impact on our competitive position. The effect on us of the Dominican Republic — Central American U.S. Free Trade Agreement (DR-CAFTA), which will eliminate duties on apparel coming from DR-CAFTA member states, remains to be seen. Further changes in trade regulations could adversely impact our competitive position and profitability.

•	The success of our 2006 Business Plan is dependent on predictable plant operating schedules supported by timely customer orders in both the commercial and the government product lines.

•	We have relied on waivers and amendments from the Company’s credit facility lender, GMAC, in order to be in compliance with the credit facility covenants. Were GMAC to refuse to waive or cure by amendment any future default and accelerate the credit facility, our ability to refinance the debt would be doubtful. If GMAC were to accelerate the credit facility in an event of default, holders of Delta Mills Senior Notes or the indenture trustee could also accelerate the Senior Notes.

•	The outstanding $30,941,000 principal balance of the Company’s 9.625% Senior Notes is due in August 2007. Our revolving credit facility matures in March 2007. We will need to refinance the revolving credit debt and refinance or restructure the Senior Notes prior to March 2007 in order to be able to continue operations. Particularly in light of our results over the last several fiscal quarters and the continued challenges in our industry, there is significant uncertainty and no assurance that a refinancing or restructuring can be successfully accomplished in a timely fashion or at all. Numerous factors will affect whether we are able to refinance our revolving credit debt and refinance or restructure the Senior Notes, including, among other factors, our operating results and our ability to obtain the necessary financing for any selected course of action.

•	Our ability to borrow under our revolving credit facility is based primarily on a formula under which we may borrow up to approximately 90% of outstanding accounts receivable balances plus approximately 50% of certain inventory balances. If, due to the timing of billings to customers, inventories increase and accounts receivable decrease, we may be unable to borrow the funds needed to respond to customer demands or to meet other needs for cash.

•	We rely on the willingness of our principal vendors and suppliers to supply us product in accordance with reasonable payment terms. Any significant tightening of these terms could materially adversely affect our operations.

•	We believe that the success of our business depends on our ability to retain employees in the face of continued pressures in the industry, and there can be no assurance that we will be able to do so.

•	The impact of natural disasters such as hurricanes, acts of terrorism and other instances of “Force Majeure” could have unforeseen adverse impacts on our business and financial condition.

•	The future discovery of currently unknown conditions, such as environmental matters and similar items, could result in significant unforeseen liability or costs to us and disrupt our ability to successfully execute our business plan.

Results of Operations
Second Quarter of Fiscal Year 2006 Versus Second Quarter of Fiscal Year 2005
The following table summarizes the Company’s results for the second quarter of Fiscal Year 2006 versus the second quarter of Fiscal Year 2005. Amounts are in thousands except for percentages.

	Three Months	Three Months
	Ended	Ended	Increase/ (Decrease)
	December 31, 2005	January 1, 2005	From 2005 to 2006

Net Sales	$36,763	$39,310	$(2,547)
% of Net Sales	100.00%	100.00%

Gross Profit (Loss)	156	(1,425)	1,581
% of Net Sales	0.42%	(3.63)%

Selling, General and Administrative Expenses	2,063	2,608	(545)
% of Net Sales	5.61%	6.63%

Impairment and restructuring expenses	—	7,350	(7,350)

Other Income	76	25	51

Operating Loss	(1,831)	(11,358)	(9,527)
% of Net Sales	(4.98)%	(28.89)%

Interest Expense	(1,468)	(1,265)	(203)
% of Net Sales	(3.99)%	(3.22)%

Loss Before Income Taxes	(3,299)	(12,623)	(9,324)
% of Net Sales	(8.97)%	(32.11)%

Income Tax Benefit	—	(2,399)	2,399
% of Net Sales	0.00%	(6.10)%

Net Loss	$(3,299)	$(10,224)	6,925
% of Net Sales	(8.97)%	(26.01)%

Order Backlog	$39,913	$59,840	$(19,927)

Net Sales:
The 6.5% decrease in net sales was the result of a 13.8% decrease in unit sales partially offset by a 7.3% increase in average sales price. The decrease in unit sales was primarily due to a decrease in the Company’s commercial cotton products brought on by lower demand from our major customers coupled with lower demand for government products. This decrease in unit sales was somewhat offset by increases in the average price of all product categories due to a more favorable mix in each category.
Gross Profit (Loss):
Included in the prior year quarter gross loss were run-out costs and inventory write-downs associated with the closing of the Estes plant and the Beattie plant yarn manufacturing totaling approximately $1.5 million. Included in the current year quarter gross profit were inventory write-downs associated with the closing of the synthetics business totaling approximately $0.8 million. Also contributing to the improvement in gross profit were the cost reductions associated with the Company’s 2005 realignment plan. These factors were somewhat offset by increased energy costs as well as increased raw material costs, including certain chemicals used in dyeing and finishing.
Selling, General and Administrative Expenses:
The decline in selling, general and administrative expenses was primarily the result of lower salary and benefit costs due to staff reductions related to the 2005 realignment plan.
Impairment and Restructuring Expenses:
Restructuring and impairment expenses in the prior year period are primarily severance and benefit costs of $3.5 million and asset impairment charges of $3.8 million associated with the Company’s 2005 Realignment plan.
Operating Loss:
The decrease in the operating loss was primarily due to the decrease in impairment and restructuring expenses described above.
Interest Expense:
The average interest rate on Delta Mills’ credit facility is based on a spread over either LIBOR or a base rate. The increase in interest expense was primarily due to increases in interest rates in connection with the amendments of the Delta Mills revolving credit facility and increases in LIBOR due to changes in market rates. The average interest rate on the revolving credit facility was 5.39% as of January 1, 2005, compared to an average interest rate of 9.385% as of December 31, 2005.
Income Tax Benefit:
The Company’s net deferred tax assets at December 31, 2005 and January 1, 2005 are reduced by valuation allowances. No significant income tax benefit was recognized in the second quarter of the current year due to maintaining a valuation allowance against the Company’s net deferred tax assets. For the quarter ended January 1, 2005, the Company recognized income tax benefit to the extent that there were net deferred tax liabilities at the beginning of the quarter.
Net Loss:
The decrease in the net loss for the second quarter of fiscal year 2006 compared to the comparable 2005 period was primarily due to the decrease in impairment and restructuring expenses described above.
Order Backlog:
The decrease in the order backlog was primarily due to a decrease in the demand for the Company’s commercial cotton products, the elimination of the synthetics business and to a lesser degree, a reduction in demand for fabrics in our government business.
Over the last several years many of the Company’s commercial customers have shortened lead times for delivery requirements. Because of shortened lead time coupled with inconsistent demand at retail, management believes that the order backlog at any given point in time may not be an indication of future sales.

Results of Operations
First Six Months of Fiscal Year 2006 Versus First Six Months of Fiscal Year 2005
The following table summarizes the Company’s results for the first six months of Fiscal Year 2006 versus the first six months of Fiscal Year 2005. All numbers are in thousands except percentages and loss per share.

	Six Months	Six Months
	Ended	Ended	Increase/ (Decrease)
	December 31, 2005	January 1, 2005	From 2005 to 2006

Net Sales	$67,534	$74,750	$(7,216)
% of Net Sales	100.00%	100.00%

Gross Loss	(124)	(1,116)	992
% of Net Sales	(0.18)%	(1.49)%

Selling, General and Administrative Expenses	4,159	5,328	(1,169)
% of Net Sales	6.16%	7.13%

Impairment and Restructuring Expenses	2,828	7,350	(4,522)

Other Income	138	61	77

Operating Loss	(6,973)	(13,733)	6,760
% of Net Sales	(10.33)%	(18.37)%

Interest Expense	(2,942)	(2,556)	386
% of Net Sales	(4.36)%	(3.42)%

Loss Before Income Taxes	(9,915)	(16,289)	6,374
% of Net Sales	(14.68)%	(21.79)%

Income Tax Benefit	0	(3,743)	3,743
% of Net Sales	0.00%	(5.01)%

Net Loss	$(9,915)	$(12,546)	2,631
% of Net Sales	(14.68)%	(16.78)%

Net Sales:
The 9.7% decrease in net sales was the result of a 5.5% decrease in unit sales coupled with a 4.3% decline in average sales price. The decrease in unit sales was primarily due to a decrease in the Company’s government products. This decrease in unit sales was somewhat offset by increases in unit sales of the Company’s commercial cotton business. The increase in unit sales of commercial cotton products, which is the Company’s lowest price product category, combined with the decline in government business, which is the Company’s highest priced product category, accounted for the majority of the average sales price decline.
Gross Loss:
Included in the prior year period gross loss were run-out costs and inventory write-downs associated with the closing of the Estes plant and the Beattie plant yarn manufacturing totaling approximately $1.5 million. Included in the current year period gross loss were inventory write-downs associated with the closing of the synthetics business totaling approximately $0.8 million. Also contributing to the improvement in gross profit were the cost reductions associated with the Company’s 2005 realignment plan. These factors were somewhat offset by increased energy costs as well as increased raw material costs, including certain chemicals used in dyeing and finishing, as well as the decline in sales volume in the government business.
Selling, General and Administrative Expenses:
The decline in selling, general and administrative expenses was primarily due to lower salary and benefit costs due to staff reductions related to the 2005 realignment plan.
Impairment and Restructuring Expenses:
Restructuring and impairment expenses in the current year period are primarily severance and benefit costs of $2.8 million associated with the Company’s exit from the Synthetics business. Restructuring and impairment expenses in the prior year period are primarily severance and benefit costs of $3.5 million and asset impairment charges of $3.8 million associated with the Company’s 2005 Realignment plan.
Operating Loss:
The decrease in the operating loss was primarily due to the decrease in impairment and restructuring expenses described above.
Interest Expense:
The average interest rate on Delta Mills’ credit facility is based on a spread over either LIBOR or a base rate. The increase in interest expense was primarily due to increases in interest rates in connection with the amendments of the Delta Mills revolving credit facility and increases in LIBOR due to changes in market rates. The average interest rate on the revolving credit facility was 5.39% as of January 1, 2005, compared to an average interest rate of 9.385% as of December 31, 2005.
Income Tax Benefit:
The Company’s net deferred tax assets at December 31, 2005 and January 1, 2005 are reduced by valuation allowances. No significant income tax benefit was recognized in the first six months of the current year due to maintaining a valuation allowance against the Company’s net deferred tax assets. For the six months ended January 1, 2005, the Company recognized income tax benefit to the extent that there were net deferred tax liabilities at the beginning of the fiscal year.
Net Loss:
The decrease in the net loss for the six months of fiscal year 2006 compared to the comparable 2005 period was primarily due to the decrease in impairment and restructuring expenses described above.
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
1.	Government business:
•	revenues remaining at the fiscal year 2005 level for fiscal year 2006 and beyond

•	minimum disruption from the problems associated with the transition to the new uniform as discussed in “Management Overview and Company Outlook — Our Government Business.”

•	U.S. government funding for military uniforms is not materially delayed or decreased as a result of delays in the budgeting process or the costs of recovering from recent hurricanes and other demands on government resources

•	a moderation in the rate of increase in energy and chemical costs

•	continued credit approval of the government business’s customer base by our factor GMAC
2.	Commercial cotton business:
•	maintaining fiscal year 2005 revenue levels in fiscal year 2006 and beyond

•	improved margins based on the continuation of current trends in sales prices and raw material costs

•	a moderation in the rate of increase in energy and chemical costs

•	continued credit approval of the commercial cotton business’s customer base by our factor GMAC
3.	Exit of the synthetics business:
•	the collection of substantially all of the associated accounts receivable
4.	Payment terms required by our principal vendors and suppliers do not become materially more stringent.
The Company has suffered recurring losses from operations and there can be no assurance that the Company’s actual results will match its internal forecasts of the most probable outcomes. Adverse effects from the risks described above under “Management Overview and Company Outlook—In Conclusion” or other unforeseen events or risks could cause future circumstances to differ significantly from these forecasts. These adverse changes in circumstances could cause the Company’s needs for cash to exceed the availability of credit under the Company’s revolving credit agreement. In addition, because the fiscal year 2006 quarterly trailing twelve month EBITDA covenants in our GMAC revolving credit agreement provide minimal tolerance for any shortfall in operating results, we may be required to seek additional waivers or amendments to our GMAC revolving credit agreement if our operating results do not improve as we anticipate. GMAC has consistently granted waivers or amendments in the past to address our financial difficulties, and the bulk of its collateral is accounts receivable, so we believe that GMAC is well-collateralized. Therefore, we believe that there is a likelihood that GMAC would grant additional waivers or amendments; however, we cannot guarantee that we would be able to obtain any necessary waivers or amendments in the future. If we become unable to borrow under our revolving credit facility because of insufficient availability or an unwaived default, our ability to continue operations, service our debt, satisfy our working capital needs and fund our planned capital expenditures would likely be in substantial doubt.
Sources and Uses of Cash. The Company’s primary sources of liquidity are cash flows from operations and the Company’s revolving credit facility with GMAC. In the six months ended December 31, 2005, the Company generated $2.7 million in cash from operating activities principally due to changes in operating assets and liabilities. These changes were the result of decreases of $4.4 million in accounts receivable due primarily to lower sales in the quarter ended December 31, 2005 as compared to the quarter ended July 2, 2005 combined with a $10.0 million decline in inventories due to the exit from the synthetics business and a decline in finished inventory in the government business, somewhat offset by a decrease of $1.8 million in accounts payable due primarily to a decline in manufacturing volume. This generation of cash was somewhat offset by the $9.9 million net loss discussed above, net of $2.5 million in depreciation and amortization expense and $2.8 million of impairment and restructuring expense. Also reducing the cash provided by operating activities was the payment of $4.2 million in deferred compensation, as discussed above under the caption “The Termination of the Deferred Compensation Plan”.
Availability on the revolving credit facility was $9.9 million at December 31, 2005. The Company was in compliance with the revolving credit facility’s financial covenant, as amended, at December 31, 2005. On August 8, 2005, the Board approved termination of the Company’s deferred compensation plan and payout of participant plan balances (approximately $3.4 million in the aggregate was paid out in August 2005) and an amendment to the Company’s revolving credit agreement, which was entered into on August 9, 2005. The credit facility amendment included a waiver with respect to the Company’s noncompliance with the minimum EBITDA covenant for the fourth quarter ended July 2, 2005, allowed for the payment of the deferred compensation participant account balances, set required minimum EBITDA levels for each quarter of fiscal year 2006, and provided that it will constitute an event of default if the Company and its lender fail to agree to minimum EBITDA levels for the remainder of the term of the revolving credit facility. The GMAC amendment also provided for a $3.0 million supplement to the allowed asset-based availability. The supplement is available through February of 2006, and the Company will owe a $30,000 fee for any calendar month in which the Company uses, on more than three days, all or part of this supplemental amount. The amendment also increased the applicable margin on Eurodollar loans from 3% to 4%.
On September 30, 2005, the Company entered into a further waiver and amendment to its revolving credit agreement with GMAC. The credit facility amendment included a waiver with respect to the Company’s requirement to provide financial statements for the fiscal year ended July 2, 2005 reported on without qualification by the Company’s independent registered public accounting firm, set new required minimum EBITDA levels for each quarter of fiscal year 2006 and increased the applicable margin on Eurodollar loans from 4% to 5% and the applicable margin on prime rate loans from 0.75% to 2.75%. GMAC required an appraisal of the Company’s inventory within 45 days, which has been provided.
The $3.0 million supplement to the allowed availability provided by the August 9, 2005 GMAC amendment was utilized by the Company during the first and second quarters of fiscal 2006. As of the date of this Form 10-Q, management does not see an immediate need for an extension of the supplement beyond its scheduled February 28, 2006 expiration. However, a supplement to the allowed availability under our revolving credit facility may be required during our fourth fiscal quarter depending on working capital requirements. We expect that our working capital requirements and the need for a supplement will be addressed with GMAC around the end of the fiscal year 2006 third quarter.
On November 6, 2002, the Company announced that it had started a major capital project to modernize its Delta 3 cotton finishing plant in Wallace, S.C. This plan was divided into three phases. The first phase consisted of the installation of a new dye range that was completed in June of fiscal year 2003. The second phase consisted of the installation of a new print range and a new prep range that was completed in early fiscal year 2005. The third phase consists of the installation of a new dye range that will be designed for wide fabric finishing. The third phase, previously scheduled to start during the third and fourth quarters of fiscal year 2005, was deferred due to operating cash requirements. The completion of phase three would further enhance the Company’s ability to meet the needs of its cotton business on a cost effective and profitable basis and compete more effectively in the industry. The Company has not yet determined the exact timing of the implementation of phase three.
Delta Mills’ 9.625% Senior Notes. On August 25, 1997, the Company issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At December 31, 2005, the outstanding balance of the notes was $30,941,000, unchanged from the balance at July 2, 2005.
The GMAC Revolving Credit Facility. The Company has a revolving credit facility with GMAC with a term lasting until March 2007. Borrowings under this credit facility are limited to the lesser of (i) $38.0 million less the aggregate amount of undrawn outstanding letters of credit or (ii) a “formula amount” equal to (A) 90% of eligible accounts receivable plus 50% of eligible inventories of the Company minus (B) the sum of $7.0 million plus the aggregate amount of undrawn outstanding letters of credit plus certain reserves. Through February 2006, the formula amount is increased by a $3.0 million “supplemental amount” as described more fully in the first bullet point below. The facility is secured by the accounts receivable, inventories and capital stock of the Company. The average interest rate on the credit facility was 9.385% at December 31, 2005 and is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $23.7 million and $28.4 million as of December 31, 2005 and July 2, 2005, respectively. As of December 31, 2005, the revolver availability was approximately $9.9 million including the $3.0 million supplemental amount, net of the $7 million availability reduction established by the credit facility, and the aggregate amount of undrawn letters of credit was approximately $1.3 million.
The GMAC credit facility has a financial covenant that requires the Company to achieve minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization) for the four quarters ended each fiscal quarter end. During the fiscal quarter ended October 1, 2005, the credit facility was amended, or the Company received waivers, as described below.
•	On August 9, 2005, the Company and GMAC entered into a waiver and amendment that (i) waived the Company’s noncompliance with the minimum EBITDA covenant for the fourth quarter ended July 2, 2005, (ii) allowed for the payout of deferred compensation plan participant account balances, (iii) set required minimum EBITDA levels for each quarter of fiscal year 2006, (iv) provided that it will be an event of default if the Company and GMAC do not enter into a written amendment establishing required EBITDA levels for the remainder of the term of the credit facility, (v) provided for a $3.0 million supplement to the allowed asset-based availability that is available through February of 2006 (the Company will owe a $30,000 fee for any calendar month in which the Company uses, on more than three days, all or part of this supplemental amount) and (vi) increased the applicable margin on Eurodollar loans from 3% to 4%.

•	On September 30, 2005, the Company entered into a further waiver and amendment to its revolving credit agreement with GMAC. The credit facility amendment included a waiver with respect to the Company’s requirement to provide financial statements for the fiscal year ended July 2, 2005 reported on without qualification by the Company’s independent registered public accounting firm, set new required minimum EBITDA levels for each quarter of fiscal year 2006 and increased the applicable margin on Eurodollar loans from 4% to 5% and the applicable margin on prime rate loans from 0.75% to 2.75%. GMAC required an appraisal of the Company’s inventory within 45 days, which has been provided.
Restrictive Covenants. The Company’s credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to Delta Mills’ stock is permitted if there is no event of default and there is at least $1 of availability under the facility. The indenture pertaining to the Company’s 9.625% Senior Notes also contains restrictive covenants that restrict additional indebtedness, dividends, and investments by the Company and its subsidiaries. The payment of dividends with respect to the Company’s stock is permitted if there is no event of default under the indenture and after payment of the dividend, the Company could incur at least $1 of additional indebtedness under a fixed charge coverage ratio test. Dividends are also capped based on cumulative net income and proceeds from the issuance of securities and liquidation of certain investments. The Company may loan funds to Delta Woodside subject to compliance with the same conditions. At December 31, 2005, the Company was prohibited by these covenants from paying dividends and making loans to Delta Woodside. During the six month periods ended December 31, 2005 and January 1, 2005, the Company did not pay any dividends to Delta Woodside.
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
Need for Refinancing or Restructuring by 2007. Our revolving credit facility with GMAC matures in March 2007, and the Senior Notes mature in August 2007. We will need to refinance the revolving credit debt and refinance or restructure the Senior Notes before March 2007 in order to be able to continue operations. Particularly in light of our results over the last several fiscal quarters and the continued challenges in our industry, there is significant uncertainty and no assurance that a refinancing or restructuring can be successfully accomplished in a timely fashion or at all. We are currently reviewing our strategic alternatives with respect to our debt. These alternatives include seeking amendments to the terms of our Senior Notes, offering the Senior Note holders the opportunity to exchange their Senior Notes for cash and/or other debt and/or equity securities, a refinancing or restructuring of our debt, selling or otherwise disposing of our assets, initiating an insolvency proceeding or some other transaction or combination of these transactions. Numerous factors will affect whether we are able to refinance our revolving credit debt and refinance or restructure the Senior Notes, including, among other factors, our operating results and our ability to obtain the necessary financing for any selected course of action.
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
Due to the closing of the yarn manufacturing operations at our Beattie plant, the Company no longer purchases cotton. Instead, it now enters into agreements to purchase all of its cotton yarn from third party vendors. At December 31, 2005, minimum payments under these agreements with non-cancelable terms were approximately $13 million. These contracts are expected to satisfy a portion of the Company’s fiscal year 2006 cotton yarn requirements.
During 1998, Delta Woodside received notices from the State of North Carolina asserting deficiencies in state corporate income and franchise taxes for the 1994 — 1997 tax years of a corporation that was a wholly-owned subsidiary of Delta Woodside and merged into Delta Woodside in 2000. The total assessment proposed by the State amounted to $1.5 million, which included interest and penalties at that time. The assessment was delayed pending an administrative review of the case by the State. In November 2002, the State proposed a settlement in which Delta Woodside would have paid approximately 90% of the assessed amount plus a portion of certain penalties for the prior subsidiary’s tax years 1994 — 2000. Delta Woodside declined to settle on that basis. In January, 2005, the North Carolina Department of Revenue (the Department) notified Delta Woodside that the North Carolina Court of Appeals unanimously upheld the Department’s assessment of corporate income and franchise tax against A&F Trademark and eight other holding company subsidiaries of the Limited Stores, Inc. (the “Limited Stores Case”), ruling that the trademark holding companies were doing business in the state of North Carolina for corporate income tax purposes. As a result of the Limited Stores Case ruling, the Department established a temporary Voluntary Compliance Program (the “Program”) pursuant to which Delta Woodside could pay the assessment amount for the prior subsidiary’s 1994 — 1997 tax years plus interest for a total of approximately $1.4 million. Under the Program, the Department would waive all penalties provided that Delta Woodside paid the tax and interest and waived all rights to a refund. Delta Woodside decided not to participate in the Program. The North Carolina Supreme Court has upheld the Department’s position in the Limited Stores Case, and the U.S. Supreme Court has declined to review the decision. The Department has informed Delta Woodside that it must either pay the original assessment in full (plus interest) or continue its appeal in an administrative tax hearing before the North Carolina Secretary of Revenue. Delta Woodside has determined to continue with its appeal and is contesting portions of the assessments. Delta Woodside believes that, as of December 31, 2005, the maximum amount that the Department could seek to collect from Delta Woodside for the prior subsidiary’s tax years 1994—2000 is approximately $2.4 million. Delta Woodside considers all exposures in determining probable amounts of payment and has determined that any likely settlement will not exceed established reserves. However, Delta Woodside Industries, Inc. is the corporate entity that is subject to the Department’s assessment, and the amount assessed by the Department exceeds the liquid assets of that corporate entity. Delta Mills, Inc. (which is Delta Woodside Industries, Inc.’s wholly-owned subsidiary that conducts the Company’s business) is subject to restrictions imposed by its revolving credit agreement and its Senior Notes indenture and by other limitations on its ability to transfer cash to Delta Woodside Industries, Inc. The ultimate resolution of this matter is uncertain.
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
In the fourth quarter of fiscal year 2005, the Company recorded an impairment charge of $4,727,000 to reduce the carrying amount of the Pamplico and Delta 2 plants. The valuation of these assets was derived from management’s estimates based on recent experience in selling similar assets. There can be no assurance that these numbers will represent the final charges until the consummation of the sales of these assets, which is expected to occur by the end of fiscal year 2006.
Income Taxes: The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). The Company recognizes deferred income taxes, net of any valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. As of December 31, 2005 and July 2, 2005, the Company did not have any deferred tax assets, net of valuation allowances and deferred tax liabilities.
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
The Company’s net deferred tax assets at December 31, 2005 and July 2, 2005 are reduced by valuation allowances. As a result of the Company’s having provided these valuation allowances for any income tax (benefit) that would result from the application of a statutory tax rate to the Company’s net operating losses, no material income tax (benefit) has been recognized in the first six months of fiscal year 2006.
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
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”). FIN 47 clarifies the term “conditional” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Interpretation refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement is conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005 and is not expected to have any material impact on the consolidated financial statements of the Company.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk Sensitivity
In prior years, as a part of the Company’s business of converting fiber to finished fabric, the Company made raw cotton purchase commitments and then fixed prices with cotton merchants who buy from producers and sell to textile manufacturers. As part of the 2005 Realignment Plan, the Company ceased internal production of cotton yarns and no longer purchases raw cotton. In fiscal year 2005, the Company began to enter into cotton yarn purchase commitments and then fix prices with the yarn vendors. The Company may seek to fix prices up to 18 months in advance of delivery. Daily price fluctuations are minimal, yet long-term trends in raw cotton price movement can result in unfavorable pricing of cotton yarn for the Company. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect raw cotton and cotton yarn prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton yarn commitments in the industry in general. The Company believes that currently its market risk sensitivity with respect to cotton yarn is qualitatively similar to its market risk sensitivity with respect to raw cotton before it discontinued its cotton yarn manufacturing operations and that the market effects of changes in raw cotton prices generally “pass through” cotton yarn manufacturers to similarly affect cotton yarn prices. At December 31, 2005, a 10% decline in the market price of the cotton component of yarn covered by the Company’s fixed price contracts would have a negative impact of approximately $0.6 million on the value of the contracts. At July 2, 2005, a 10% decline in the market price of the cotton component of yarn covered by the Company’s fixed price contracts would have had a negative impact of approximately $0.9 million on the value of the contracts. The decrease in the potential negative impact from July 2, 2005 to December 31, 2005 is due to a lower level of cotton yarn purchase commitments at the more recent date.
Interest Rate Sensitivity
The Company’s revolving credit facility with GMAC is sensitive to changes in interest rates. Interest is based on a spread over LIBOR or a base rate. An interest rate increase would have a negative impact to the extent the Company borrows against the revolving credit facility. The impact would be dependent on the level of borrowings incurred. As of December 31, 2005, an increase in the interest rate of 1% would have a negative impact of approximately $237,000 on annual interest expense (assuming for illustrative purposes only that interest rates and the amount outstanding remain constant). Similarly, as of July 2, 2005, an increase in the interest rate of 1% would have had a negative impact of approximately $284,000 on annual interest expense. The decrease in the negative impact is due to the lower level of borrowings under the revolving credit facility at December 31, 2005 compared to July 2, 2005.
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
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.
Changes in Internal Controls
During the quarter ended January 1, 2005, as part of the Company’s 2005 Realignment Plan, staffing reductions were made throughout the Company. These reductions affected all functional areas, including accounting, procurement, information technology and administrative staff at the corporate and facility level. As a result of these staffing reductions, certain duty segregations and detail review controls previously in place are no longer possible. Although we have developed and implemented higher level review controls and other controls that we believe are adequate, there can be no assurance that the staffing reductions will not materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information in Note E to the financial statements is incorporated herein by reference.
Item 1A. Risk Factors.
Not applicable; however see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management Overview and Company Outlook — In Conclusion”, for a list and description of certain risks pertaining to the Company and its business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (not applicable)
Item 3. Defaults upon Senior Securities (not applicable)
Item 4. Submission of Matters to a Vote of Security Holders. (not applicable)
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

Delta Mills, Inc.

(Registrant)

Date February 14, 2006	By: /s/ W.H. Hardman, Jr.

W.H. Hardman, Jr.
Chief Financial Officer